Form 10QSB
period 1997-09-30
NORTH ARKANSAS BANCSHARES INC
filed 1997-12-30
CIK 1045950

        U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549


                      FORM 10-QSB


(Mark One)

 [x]     Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1997


 [x] Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

         For the transition period from ______ to ______

           Commission file number:  0-23525


               NORTH ARKANSAS BANCSHARES, INC.
               -------------------------------
            (Exact Name of Small Business Issuer
                as Specified in its Charter)


        Tennessee                      [Application Pending]
        ---------                      ---------------------
(State or Other Jurisdiction of          (I.R.S. Employer
 Incorporation or Organization)         Identification No.)

          200 Olivia Drive, Newport, Arkansas 72112
          -----------------------------------------
           (Address of Principal Executive Offices)

                        (870) 523-3611
                        --------------
     Registrant's Telephone Number, Including Area Code

   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the pre-ceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X] The issuer has not been subject to such filing requirements for the past 90 days.

   As of December 24, 1997, the issuer had 370,300 shares of Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

     Yes  [ ]                 No  [X]

     On November 10, 1997, the Registrant's Registration Statement on Form SB-2 was declared effective by the Securities and Exchange Commission. The Registration Statement and the related Prospectus which formed a part thereof related to the offering of the Registrant's common stock in connection with the conversion from mutual to stock form (the "Conversion") of Newport Federal Savings Bank (the "Bank"). Upon consummation of the Conversion, the Bank will become a wholly owned subsidiary of the Registrant, and the Registrant will close the public offering of its common stock. The Registrant has not engaged in any business to date and is not expected to engage in any business until the consummation of the Conversion. The Registrant will not have any material assets or liabilities prior to the consummation of the Conversion. The information presented in this Form 10-QSB therefore relates solely to the business conducted by the Bank.


                       CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Statements of Financial Condition as of
        September 30, 1997 (unaudited) and June 30, 1997 . . . 3

     Statements of Operations for the Three Months Ended
        September 30, 1997 and 1996 (unaudited). . . . . . . . 4

     Statement of Retained Earnings for the Three Months
        Ended September 30, 1997 (unaudited) . . . . . . . . . 5

     Statements of Cash Flows for the Three Months Ended
        September 30, 1997 and 1996 (unaudited). . . . . . . . 6

     Notes to Financial Statements . . . . . . . . . . . . . . 7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . 8


PART II. OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . 9

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . 9

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . 9

Item 4. Submissions of Matters to a Vote of Security Holders . 9

Item 5. Other Information. . . . . . . . . . . . . . . . . . . 9

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . 9

SIGNATURES

           PART I  -  FINANCIAL INFORMATION

             NEWPORT FEDERAL SAVINGS BANK


           Statements of Financial Condition

         September 30, 1997 and June 30, 1997


                                                      September 30,      June 30,
                                                          1997             1997
                                                      -------------    -------------
                                                       (Unaudited)
              Assets
              ------
Cash and amounts due from banks, includes
  interest-bearing deposits of $568,431
  and $603,729 in September 30, 1997 and
  June 30, 1997, respectively                         $    642,273    $     884,002
Certificates of deposit with other financial
  institutions                                             691,000          691,000
Investment securities held-to-maturity, at cost          5,189,826        5,922,956
Loans receivable, net                                   25,181,835       24,794,194
Office properties and equipment, net                     1,655,175        1,651,298
Accrued interest receivable                                210,177          227,356
Other assets                                               179,805          207,760
                                                      ------------     ------------
          Total assets                                $ 33,750,091     $ 34,378,566
                                                      ============     ============

     Liabilities and Retained Earnings
     ---------------------------------

Deposits                                              $ 30,340,991     $ 31,072,533
Federal Home Loan Bank advances                            814,337          618,389
Advances from borrowers for taxes and insurance              8,513           57,459
Other liabilities                                          300,385          363,916
                                                      ------------     ------------
          Total liabilities                             31,464,226       32,112,297

Retained earnings - substantially restricted             2,285,865        2,266,269

Commitments and contingencies

           Total liabilities and retained earnings    $ 33,750,091     $ 34,378,566
                                                      ============     ============

See accompanying notes to financial statements.

             NEWPORT FEDERAL SAVINGS BANK


                Statements of Operations

     Three Months Ended September 30, 1997 and 1996

                                                           Three Months Ended
                                                              September 30,
                                                      ------------------------------
                                                          1997             1996
                                                      -------------    -------------
Interest income:
    Loans receivable                                  $    493,331     $    488,862
    Deposits in other financial institutions                16,366           23,252
    Mortgage-backed securities                              81,400           79,571
    Investment securities                                   13,074           22,612
                                                      ------------     ------------
          Total interest income                            604,171          614,297
                                                      ------------     ------------
Interest expense:
    Deposits                                               395,757          388,864
    Federal Home Loan advances                              10,034            2,022
                                                      ------------     ------------
          Total interest expense                           405,791          390,886
                                                      ------------     ------------
                                                           198,380          223,411
          Net interest income
Provision for loan losses                                       --               --
          Net interest income after provision
           for loan losses                                 198,380          223,411
                                                      ------------     ------------
Non-interest income - other                                 45,002           22,279
                                                      ------------     ------------
Non-interest expenses:
     Salaries and employee benefits                        100,503           90,977
     Legal and professional fees                            10,426              265
     Data processing fees                                   23,360           14,678
     Federal insurance expense                               7,422          197,761
     Furniture and equipment expense                         8,834            6,384
     Occupancy expense                                      12,112           21,960
     Other                                                  61,129           31,412
                                                      ------------     ------------
                                                           223,786          363,437
                                                      ------------     ------------
           Income (loss) before income taxes                19,596         (117,747)
Income tax expense (benefit)                                    --               --
                                                      ------------     ------------
           Net income (loss)                          $     19,596     $   (117,747)
                                                      ============     =============

See accompanying notes to financial statements.

             NEWPORT FEDERAL SAVINGS BANK


            Statement of Retained Earnings

         Three Months Ended September 30, 1997


Balance at June 30, 1997                   $  2,266,269

Net Income                                       19,596
                                           ------------

Balance at September 30, 1997              $  2,285,865
                                           ============

               NEWPORT FEDERAL SAVINGS BANK

                 Statements of Cash Flows

      Three Months Ended September 30, 1997 and 1996


                                                           Three Months Ended
                                                              September 30,
                                                      ------------------------------
                                                          1997             1996
                                                      -------------    -------------
Cash flows from operating activities:
   Net income (loss)                                  $     19,596     $   (117,747)
   Adjustment to reconcile net income (loss) to
      net cash provided by operating activities:
        Depreciation                                        15,342           10,898
        Loss on sale of real estate owned                      267               --
        FHLB stock dividends                                (4,200)          (3,964)
        Net premium amortization on investments              2,727            2,539
        Provision for loan losses                               --               --
        Increase in interest receivable                    (17,179)         (30,304)
        Increase in other assets                           (27,955)         (14,013)
        Increase in other liabilities                      (63,531)         168,290
                                                      ------------     ------------
          Net cash provided by operating activities         15,335           15,699

Cash flows from investing activities:
   Purchase of held to maturity ("HTM") securities              --         (850,312)
   Proceeds from maturities/principal repayments
       of HTM securities                                   734,603          151,031
   Net increase in loan receivable                        (404,647)      (1,082,597)
   Net decrease in certificates of deposit with
       other financial institutions                             --          100,000
   Purchase of office properties and equipment             (19,219)          (5,741)
   Proceeds from sale of real estate owned                  16,739               --
                                                      ------------     ------------
          Net cash provided by (used in)
            investing activities                           327,476       (1,687,619)
                                                      ------------     ------------
Cash flows from financing activities:
 Net increase (decrease) in deposits and advances
   from borrowers                                         (780,488)         998,544
 Net increase (decrease) in Federal Home Loan advances     195,948          849,201
                                                      ------------     ------------
          Net cash (used in) provided by
            financing activities                          (584,540)       1,147,745
                                                      ------------     ------------

Net decrease in cash and amounts due from banks           (241,729)        (524,175)

Cash and amounts due from banks at beginning of year       884,002        1,167,202
                                                      ------------     ------------
Cash and amounts due from banks at end of year        $    642,273     $    643,027
                                                      ============     ============

Supplemental disclosures of cash flow information:
    Cash paid during the year:
        Transfers from real estate acquired through
          foreclosure                                 $     17,006     $         --
        Interest on deposits                               397,036          389,978
        Income taxes                                            --            2,102
                                                      ============     ============

See accompanying notes to financial statements.

                NEWPORT FEDERAL SAVINGS BANK

                NOTES TO FINANCIAL STATEMENTS

     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NOTE 1 - NORTH ARKANSAS BANCSHARES, INC.

North Arkansas Bancshares, Inc. (the "Company") was incorporated under the laws of the State of Tennessee for the purpose of becoming the holding company of Newport Federal Savings Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered capital stock savings bank. On November 12, 1997, the Company commenced a subscription offering of its shares in connection with the Bank's conversion. The Company's offering and the Bank's conversion closed on December 18, 1997. A total of 370,300 shares were sold at $10.00 per share. Prior to consummation of the conversion, the Company had no assets or liabilities and as of September 30, 1997, no shares had been issued.

NOTE 2 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and on the same basis as the Bank's audited financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented have been included. The results of operations for such interim periods are not necessarily indicative of the results expected for the full year.

NOTE 3 - EARNINGS PER SHARE

As of September 30, 1997, neither the Company nor the Bank had issued any shares of common stock. As such the statements of operations do not disclose earnings per share as would otherwise be required.

NOTE 4 - PLAN OF CONVERSION

On May 29, 1997, the Bank's Board of Directors formally approved a plan ("Plan") to convert from a federally chartered mutual savings bank to a federally chartered stock savings bank subject to approval by the Bank's members and the Office of Thrift Supervision. The Plan called for the common stock of the Bank to be purchased by the Company and the common stock of the Company to be offered to various parties in a subscription offering at a price based upon an independent appraisal of the Bank. All requisite approvals were obtained and the conversion and the Company's offering were consummated effective December 18, 1997. Conversion costs at September 30, 1997 were deferred and were deducted from the gross offering proceeds upon consummation of the conversion.

Upon consummation of the conversion, the Bank established a liquidation account in an amount equal to its retained earnings as reflected in the latest statement of financial condition used int he final conversion prospectus. The liquidation account will be maintained for the benefit of certain depositors of the Bank who continue to maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation of he Bank, such depositors will be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to the common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

GENERAL

     The Company had only recently been formed and had no assets or liabilities and had not issued any shares of stock at September 30, 1997. Accordingly, the following discussion relates only to the financial condition and results of operations of the Bank.

     The Bank's results of operations depend primarily on net interest income, which is determined by (i) the differences between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (interest rate spread) and (ii) the relative amounts of interest earning assets and interest-bearing liabilities. The Bank's results of operations are also affected by non-interest expense, including primarily compensation and employee benefits, federal deposit insurance premiums and office occupancy expenses. The Bank's results of operations are also affected significantly by general and economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, all of which are beyond the Bank's control. Based on the Bank's review of its internal bookkeeping practices and conferences with its third party service companies, the Bank does not expect to incur significant additional bookkeeping, data processing or other expenses or to encounter significant difficulties with its data processing provider in connection with issues related to the upcoming millenium.


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1997 AND JUNE
30, 1997

     The Bank's total assets at September 30, 1997 were $33.8 million, a slight decrease from June 30, 1997's level of $34.4 million. The decrease was due to the combined effects of decreases in cash and securities due to a $732,000 reduction in deposits and payments on and maturities of investment securities. Net loans receivable increased by $5.4 million, or 21.78%, which reflected the Bank's continued marketing efforts. The $19,000 increase in retained earnings reflected earnings for the period. At September 30, 1997, the Bank was in compliance with all applicable regulatory capital requirements with total core and tangible capital of $2.3 million (6.77% of adjusted total assets) and total risk-based capital of $2.4 million (13.08% of risk-weighted assets)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
1997 AND 1996

     The Bank earned net income of $19,000 for the three months ended September 30, 1997 as compared to a net loss of $117,000 for the three month period ended September 30, 1996. The $136,000 improvement in our net income for the first three months of fiscal year 1998 was due primarily to the absence of any SAIF special assessment during the most recent period. During the three months ended September 30, 1996, the Bank incurred a special assessment equal to $179,000. This special assessment was required to be paid by all institutions with deposits insured by the SAIF. No similar special assessment was incurred during the 1997 period.

     Net interest income during the three months ended September 30, 1997 decreased by $25,000 as compared to the same period in 1996. During the three months ended September 30, 1997, the Bank placed its largest loan on nonaccrual status. As such, the Bank was required to deduct from interest income all previously accrued interest that was unpaid which amounted to approximately $21,000.

LIQUIDITY AND CAPITAL RESOURCES

    The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of our deposits and short-term borrowings. The required ratio at September 30, 1997 was 5% for the month ended September 30, 1997 the Bank was in compliance. As a result of the conversion, the Bank's liquidity has increased due to the additional funds it received.

    The Bank's primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, funds provided from operations and advances from the FHLB of Dallas. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predicable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses.

             PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings

     None.

Item 2.   Changes in Securities

     None.

Item 3.   Defaults Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security-Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

     Exhibit 27     Financial Data Schedule (EDGAR only)

     (b)  Reports on Form 8-K.  During the quarter ended
September 30, 1997, the registrant did not file any current reports on Form 8-K.

                      SIGNATURES



    In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NORTH ARKANSAS BANCSHARES, INC.



Date: December 29, 1997         By: /s/ Brad Snider
                                   --------------------------
                                Brad Snider, President, Chief
                                Executive Officer and Treasurer
                               (Duly Authorized and Principal
                                Financial Officer)