Form 10QSB
period 1997-12-31
NORTH ARKANSAS BANCSHARES INC
filed 1998-02-17
CIK 1045950

        U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549


                      FORM 10-QSB


(Mark One)

 [x]     Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended December 31, 1997

 [x] Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

         For the transition period from ______ to ______

           Commission file number:  0-23525


               NORTH ARKANSAS BANCSHARES, INC.
               -------------------------------
            (Exact Name of Small Business Issuer
                as Specified in its Charter)


        Tennessee                             71-0800742
        ---------                      ---------------------
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

   As of February 13, 1998, the issuer had 370,300 shares of Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

     Yes  [ ]                 No  [X]

                       CONTENTS

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Consolidated Financial Statements

        Consolidated Statements of Financial Condition as
           of December 31, 1997 (unaudited) and
           June 30, 1997. . . . . . . . . . . . . . . .  . . . 3

        Consolidated Statements of Operations for the Three
           and Six Months Ended December 31, 1997 and 1996
           (unaudited). . . . . . . . . . . . . . . . . . . .  4

        Consolidated  Statements of Cash Flows for the
           Six Months Ended December 31, 1997 and 1996
           (unaudited). . . . . . . . . . . .  . . . . . . . . 5

        Notes to Consolidated Financial Statements . . . . . . 6


Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . 7


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

             NORTH ARKANSAS BANCSHARES, INC.

       Consolidated Statements of Financial Condition

           December 31, 1997 and June 30, 1997


                                                      December 31,       June 30,
                                                          1997             1997
                                                      -------------    -------------
                                                       (Unaudited)
              Assets
              ------
Cash and amounts due from banks, includes interest
   bearing deposits of $3,326,801 and $603,729 at
   December 31, 1997 and June 30, 1997, respectively  $    4,619,391   $    884,002
Certificates of deposit with other financial
   institutions                                              691,000        691,000
Investment securities held-to-maturity, at cost            4,846,038      5,922,956
Loans receivable, net                                     25,169,284     24,794,194
Real estate owned                                             27,999             --
Office properties and equipment, net                       1,640,721      1,651,298
Accrued interest receivable                                  184,423        227,356
Other assets                                                  65,405        207,760
                                                      --------------   ------------
          Total assets                                $   37,244,261   $ 34,378,566
                                                      ==============   ============

      LIABILITIES AND STOCKHOLDER'S EQUITY
      ------------------------------------
Deposits                                              $   30,811,358   $ 31,072,533
Federal Home Loan Bank advances                            1,010,287        618,389
Advances from borrowers for taxes and insurance               21,898         57,459
Other liabilities                                              3,675        363,916
                                                      --------------   ------------
          Total liabilities                               31,847,218     32,112,297

         STOCKHOLDERS EQUITY
         -------------------
Preferred Stock, $0.01 par value per share,
  3,000,000 shares authorized, no shares issued
  or outstanding                                      $           --   $         --
Common Stock, $0.01 par value per share 9,000,000
  shares authorized, 370,300 and -0- shares issued
  and outstanding at December 31, 1997 and
  June 30, 1997                                                3,703             --
Additional paid-in capital                                 3,355,920             --
Retained earnings - substantially restricted               2,333,660      2,266,269
Unearned ESOP shares                                        (296,240)            --
                                                      --------------   ------------
        Total stockholder's equity                         5,397,043      2,266,269
                                                      --------------   ------------
           Total liabilities and stockholder's
             equity                                   $   37,244,261   $ 33,750,091
                                                      ==============   ============

See accompanying notes to consolidated financial statements.

                 NORTH ARKANSAS BANCSHARES, INC.


              Consolidated Statements of Operations

 For the Three and Six Months Ended December 31, 1997 and 1996

                                          Three Months Ended       Six Months Ended
                                              December 31,            December 31
                                          -------------------     -------------------
                                           1997         1996      1997         1996
                                          -----        ------     ------       ------
Interest income:
    Loans receivable                      $511,354     $499,127  $1,004,685   $  987,989
    Deposits in other financial
     institutions                           28,322       31,288      44,688       54,540
    Mortgage-backed securities              75,827       88,569     157,227      168,140
    Investment securities                    5,825        5,895      18,899       28,507
                                          --------     --------  ----------   ----------
          Total interest income            621,328      624,879   1,225,499    1,239,176
                                          --------     --------  ----------   ----------
Interest expense:
    Deposits                               387,756      390,413     783,513      779,277
    Federal Home Loan advances              13,265       16,483      23,299       18,505
                                          --------     --------  ----------   ----------
          Total interest expense           401,021      406,896     806,812      797,782
                                          --------     --------  ----------   ----------
           Net interest income             220,307      217,983     418,687      441,394
                                          --------     --------  ----------   ----------
Provision for loan losses                       --           --          --           --
     Net interest income after provision
       for loan losses                     220,307      217,983     418,687      441,394
                                          --------     --------  ----------   ----------
Non-interest income - other                 42,425       27,686      87,427       49,965
                                          --------     --------  ----------   ----------
Non-interest expenses:
     Salaries and employee benefits         98,816       83,454     199,319      174,431
     Legal and professional fees            15,191          613      25,617          878
     Data processing fees                   20,432       15,752      43,792       30,430
     Federal insurance expense               7,854       18,631      15,276      216,392
     Furniture and equipment expense        18,472       17,815      27,306       24,199
     Occupancy expense                      14,692       16,884      26,804       38,844
     Other                                  39,480       65,840     100,609       97,252
                                          --------     --------  ----------   ----------
                                           214,937      218,989     438,723      582,426
                                          --------     --------  ----------   ----------
           Income (loss) before
             income taxes                   47,795       26,680      67,391      (91,067)
Income tax expense (benefit)                    --           --          --           --
                                         _________     ________  __________   __________
           Net income (loss)             $  47,795     $ 26,680  $   67,391   $  (91,067)
                                         =========     ========  ==========   ==========

See accompanying notes to consolidated financial statements.

              NORTH ARKANSAS BANCSHARES, INC.

            Consolidated Statements of Cash Flows

         Six Months Ended December 31, 1997 and 1996

                                                             Six Months Ended
                                                                December 31,
                                                           -------------------
                                                            1997         1996
                                                           ------       ------
Cash flows from operating activities:
   Net income (loss)                                     $   67,391     $ (91,067)
   Adjustment to reconcile net income (loss) to
      net cash provided by operating activities:
        Depreciation                                         30,867        26,240
        Loss on sale of real estate owned                       267            --
        FHLB stock dividends                                 (8,500)       (7,864)
        Net premium amortization on investments               5,454         5,266
        Provision for loan losses                                --            --
        (Increase) decrease in interest receivable           42,933       (54,182)
        (Increase) decrease in other assets                 142,355         9,938
        Increase (decrease) in other liabilities           (360,241)      (24,778)
                                                         ----------   -----------
               Net cash provided by  (used in)
                 operating activities                       (79,474)     (136,447)
                                                         ----------   -----------
Cash flows from investing activities:
   Purchase of held to maturity ("HTM") securities               --      (850,312)
   Proceeds from maturities/principal repayments
     of HTM securities                                    1,079,964       810,739
   Net increase in loan receivable                         (420,095)   (2,312,954)
   Net decrease (increase) in certificates of
     deposit with other financial institutions                   --            --
   Purchase of office properties and equipment              (20,290)       (8,835)
   Proceeds from sale of real estate owned                   16,739            --
                                                         ----------   -----------
               Net cash provided by (used in)
                 investing activities                       656,318    (2,261,362)

Cash flows from financing activities:
   Proceeds from sale of common stock                     3,063,383            --
   Net increase (decrease) in deposits and advances
     from borrowers                                        (296,736)      198,296
   Net increase (decrease) in Federal Home Loan
     advances                                               391,898     1,742,347
                                                         ----------   -----------
              Net cash (used in) provided by
                financing activities                      3,158,545     1,940,643
                                                         ----------   -----------
Net increase (decrease) in cash and amounts due
  from banks                                              3,735,389      (457,166)

Cash and amounts due from banks at beginning of year        884,002     1,167,202
                                                         ----------   -----------
Cash and amounts due from banks at end of year           $4,619,391   $   710,036
                                                         ==========   ===========

Supplemental disclosures of cash flow information:
    Noncash investing and financing activities:
        Transfers from real estate  acquired
          through foreclosure                            $   27,999   $        --
    Cash paid during the period:
      Interest on deposits                                  790,265       781,838
        Income taxes                                     $            $
                                                         ==========   ===========

See accompanying notes to consolidated financial statements.

            NORTH ARKANSAS BANCSHARES, INC.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996


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

NOTE 2 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited financial statements (except for the statement of financial condition at June 30, 1997, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The account balances include only the accounts and operations of the Bank prior to December 18, 1997. The results of operations for the three and six months ended December 31, 1997 are not necessarily indicative of the results expected for the full year.

NOTE 3 - EARNINGS PER SHARE

As no shares of Common Stock were outstanding prior to December
18, 1997, presentation of earnings per share has been omitted as it was not meaningful.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1997 AND JUNE
30, 1997

     The Company's total assets at December 31, 1997 were $37.2 million, an increase of $2.9 million, or 8.3%, from June 30, 1997's level of $34.4 million. The increase was due primarily to the receipt of the $3.3 million in net proceeds from the Company's initial public offering which closed on December 18, 1997. Approximately $1.9 million of such funds were contributed to the Bank in exchange for all of its issued and outstanding shares of common stock with the remainder retained by the Company. At December 31, 1997, such funds were primarily invested in short-term interest-bearing deposits. Cash and interest-bearing deposits totaled $4.6 million at December 31, 1997 as compared to $884,000 at June 30, 1997.

     Net loans receivable remained relatively unchanged from June 30, 1997 to December 31, 1997, increasing by only $375,000. Management anticipates that the Bank's loan portfolio will increase in future periods as proceeds from the stock offering are deployed into loans and other higher-yielding investments. Total deposits at December 31, 1997 were $30.8 million, a decline of $261,000 from June 30, 1997's level of $31.1 million. This decline can be attributed to the use by certain depositors of deposit funds to purchase stock in the Company's initial public offering. Total stockholders' equity at December 31, 1997 amounted to $5.4 million, up from $2.3 million at June 30, 1997 reflecting the receipt of the net proceeds from the initial public offering and the retention of earnings from the period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31,
1997 AND 1996

     The Company earned net income of $48,000 for the three months ended December 31, 1997 as compared to net income of $27,000 for the three month period ended December 31, 1996. The $21,000 improvement was due to the combined effects of a $2,000 increase in net interest income, a $15,000 increase in non-interest income and a $4,000 reduction in non-interest expense.

     Net interest income during the three months ended December 31, 1997 increased by $2,000 as compared to the same period in 1996 due to a reduction in interest expense, partially offset by a reduction in interest income. Total interest income declined by $4,000 as increases in interest from the Bank's loan portfolio was offset by declines in every other category. The increase in loan interest reflects the growth in the Bank's loan portfolio as compared to the same period in 1996, partially offset by an increase in nonaccrual loans. During the quarter ended September 30, 1997, the Bank placed its largest loan on nonaccrual status. Such loan remained a nonearning asset for all of the quarter ended December 31, 1997. The decrease in interest income from mortgage-backed securities reflects a drop in the average balance of such investments as compared to the prior year. Interest expense dropped by $6,000 to $401,000 for the three months ended December 31, 1997 as compared to $407,000 for the three months ended December 31, 1996 as a result of lower levels of interest-bearing liabilities.

     Non-interest income which consists mainly of deposit and loan fees amounted to $42,000 for the three months ended December 31, 1997 as compared to $28,000 for the three months ended December 31, 1996 with the increase attributable to a change in the composition of the Bank's deposits. During 1997, the Bank began to emphasize commercial transaction accounts which generate more fees than do consumer accounts. Total non-interest expense declined by $4,000 during the 1997 period due to reductions in deposit insurance premiums and miscellaneous expenses which were partially offset by increases in every other expense category.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1997
AND 1996

     The Company earned net income of $67,000 for the six months ended December 31, 1997 as compared to a net loss of $91,000 for the same period in 1996. The $158,000 improvement in net income for the 1997 period was due primarily to the absence of any SAIF special assessment during such period. During the six months ended December 31, 1996, the Bank incurred a special assessment equal to $179,000. This special assessment was required to be paid by all institutions with deposits insured by the SAIF. No similar special assessment was incurred during the 1997 period.

     Net interest income for the six months ended December 31, 1997 amounted to $417,000, a decrease of $25,000, from net interest income of $441,000 for the six months ended December 31, 1996. The decrease resulted from the combined effects of a $14,000 drop in interest income and a $9,000 increase in interest expense. The decrease in interest income was due to a decreased average balance of such investments while the increase in interest expense resulted from growth in the deposit portfolio as well as a higher level of FHLB borrowings.

     Non-interest income which consists mainly of deposit account and loan fees amounted to $87,000 for the six months ended December 31, 1997 as compared to $50,000 for the six months ended December 31, 1996 with the increase attributable to growth in the number of transaction accounts. Total non-interest expense declined by $144,000 during the 1997 period due primarily to the absence of the aforementioned SAIF special assessment and a $12,000 reduction in occupancy expense, partially offset by increases in every other expense category.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of our deposits and short-term borrowings. The required ratio at December 31, 1997 was 5% for the month ended December 31, 1997 the Bank was in compliance. As a result of the conversion, the Bank's liquidity has increased due to the additional funds it received.

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

       At December 31, 1997, the Bank was in compliance with all applicable regulatory capital requirements with total core and tangible capital of $4.2 million (11.72% of adjusted total assets) and total risk-based capital of $4.3 million (22.77% of risk-weighted assets).

BRANCH ACQUISITION

     On January 22, 1998, the Bank completed its acquisition of the Newport, Arkansas branch of NationsBank, N.A. The Bank acquired approximately $4 million in total deposits along with the branch property and certain other assets.

YEAR 2000 PLANNING

     Like most financial institutions, the Company's principal subsidiary relies extensively on computers in conducting its business. It has been widely reported that many computer programs currently in use were designed without adequately considering the impact of the upcoming change in century on their date codes. If these design flaws are not corrected, these computer applications may malfunction in the year 2000. The Bank generally relies on outside vendors for its most critical data processing services. These vendors have advised the Bank that they are actively addressing the year 2000 issue and do not expect that any required solutions will require material additional investments by the Bank.

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

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

          Exhibit 27     Financial Data Schedule (EDGAR only)

          (b)  Reports on Form 8-K.  During the quarter ended
               December 31, 1997, the registrant did not file any current reports on Form 8-K.

                      SIGNATURES



     In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NORTH ARKANSAS BANCSHARES, INC.



Date: February 12, 1998    By: /s/ Brad Snider
                               --------------------------------
                               Brad Snider
                               President, Chief Executive
                               Officer and Treasurer
                               (Duly Authorized and Principal
                                Financial Officer)