Form 10QSB
period 1998-03-31
NORTH ARKANSAS BANCSHARES INC
filed 1998-05-20
CIK 1045950

        U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549


                      FORM 10-QSB


(Mark One)

 [x]     Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1998

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

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

   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the pre-ceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   As of May 13, 1998, the issuer had 370,300 shares of Common
Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

     Yes  [ ]                 No  [X]

                       CONTENTS

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Consolidated Financial Statements

        Consolidated Statements of Financial Condition as
           of March 31, 1998 (unaudited) and
           June 30, 1997. . . . . . . . . . . . . . . .  . . . 3

        Consolidated Statements of Operations for the Three
           and Nine Months Ended March 31, 1998 and 1997
           (unaudited). . . . . . . . . . . . . . . . . . . .  4

        Consolidated  Statements of Cash Flows for the
           Nine Months Ended March 31, 1998 and 1997
           (unaudited). . . . . . . . . . . .  . . . . . . . . 5

        Notes to Consolidated Financial Statements . . . . . . 6


Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . 8


PART II. OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . .11

Item 2. Changes in Securities. . . . . . . . . . . . . . . . .11

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . .11

Item 4. Submissions of Matters to a Vote of Security Holders .11

Item 5. Other Information. . . . . . . . . . . . . . . . . . .11

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . .11

SIGNATURES

This Form 10-QSB contains forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of North Arkansas Bancshares, Inc. that are subject to various factors which could cause actual results to differ materially from those estimates. Factors which could influence the estimates include changes in the national, regional and local market conditions, legislative and regulatory conditions and an adverse interest rate environment.

           PART I  -  FINANCIAL INFORMATION

             NORTH ARKANSAS BANCSHARES, INC.

       Consolidated Statements of Financial Condition

           March 31, 1998 and June 30, 1997


                                                        March 31,       June 30,
                                                          1998             1997
                                                      -------------    -------------
                                                       (Unaudited)
              Assets
              ------
Cash and amounts due from banks, includes interest
   bearing deposits of $3,593,965 and $603,729 at
   March 31, 1998 and June 30, 1997, respectively  $       4,433,428   $    884,002
Certificates of deposit with other financial
   institutions                                            1,092,000        691,000
Investment securities held-to-maturity, at cost           10,627,937      5,922,956
Loans receivable, net                                     25,090,909     24,794,194
Real estate owned                                            563,440             --
Office properties and equipment, net                       1,762,377      1,651,298
Goodwill                                                      87,577             --
Accrued interest receivable                                  254,014        227,356
Other assets                                                  95,162        207,760
                                                      --------------   ------------
          Total assets                                $   44,006,844   $ 34,378,566
                                                      ==============   ============

      LIABILITIES AND STOCKHOLDER'S EQUITY
      ------------------------------------
Deposits                                              $   34,591,051   $ 31,072,533
Federal Home Loan Bank advances                            4,006,149        618,389
Advances from borrowers for taxes and insurance               30,125         57,459
Other liabilities                                             79,253        363,916
                                                      --------------   ------------
          Total liabilities                               38,706,578     32,112,297

         STOCKHOLDERS EQUITY
         -------------------
Preferred Stock, $0.01 par value per share,
  3,000,000 shares authorized, no shares issued
  or outstanding                                      $           --   $         --
Common Stock, $0.01 par value per share 9,000,000
  shares authorized, 370,300 and -0- shares issued
  and outstanding at March 31, 1998 and
  June 30, 1997                                                3,703             --
Additional paid-in capital                                 3,298,267             --
Retained earnings - substantially restricted               2,294,536      2,266,269
Unearned ESOP shares                                        (296,240)            --
                                                      --------------   ------------
        Total stockholder's equity                         5,300,266      2,266,269
                                                      --------------   ------------
           Total liabilities and stockholder's
             equity                                   $   44,006,844   $ 34,378,566
                                                      ==============   ============

See accompanying notes to consolidated financial statements.

                 NORTH ARKANSAS BANCSHARES, INC.


              Consolidated Statements of Operations

 For the Three and Nine Months Ended March 31, 1998 and 1997

                                          Three Months Ended       Nine Months Ended
                                              March 31,                March 31,
                                          -------------------     -------------------
                                           1998         1997      1998         1997
                                          -----        ------     ------       ------
Interest income:
    Loans receivable                      $544,771     $508,932  $1,549,456   $1,496,921
    Deposits in other financial
     institutions                           70,379       26,780     115,067       81,320
    Mortgage-backed securities             102,642       86,092     259,869      254,232
    Investment securities                   20,927        5,365      39,826       33,872
                                          --------     --------  ----------   ----------
          Total interest income            738,719      627,169   1,964,218    1,866,345
                                          --------     --------  ----------   ----------
Interest expense:
    Deposits                               413,990      375,053   1,197,503    1,154,330
    Federal Home Loan advances              17,116       26,648      40,415       45,153
                                          --------     --------  ----------   ----------
          Total interest expense           431,106      401,701   1,237,918    1,199,483
                                          --------     --------  ----------   ----------
           Net interest income             307,613      225,468     726,300      666,862
                                          --------     --------  ----------   ----------
Provision for loan losses                  132,923           --     133,856       15,000
     Net interest income after provision
       for loan losses                     174,690      225,468     592,444      651,862
                                          --------     --------  ----------   ----------
Non-interest income - other                 30,234       34,010     117,661       83,975
                                          --------     --------  ----------   ----------
Non-interest expenses:
     Salaries and employee benefits        102,132       92,714     296,791      267,145
     Legal and professional fees            35,980        1,010      58,072        1,888
     Data processing fees                   13,119       20,043      50,207       50,473
     Federal insurance expense               7,946        3,689      23,219      220,081
     Furniture and equipment expense        28,329       17,542      65,471       41,741
     Occupancy expense                      13,728       13,459      43,923       52,303
     Other                                  46,743       16,942     144,153      114,194
                                          --------     --------  ----------   ----------
                                           247,977      165,399     681,836      747,825
                                          --------     --------  ----------   ----------
           Income (loss) before
             income taxes                  (43,053)      79,079      28,269      (11,988)
Income tax expense (benefit)                    --        2,102          --        2,102
                                         _________     ________  __________   __________
           Net income (loss)             $ (43,053)    $ 76,977  $   28,269   $  (14,090)
                                         =========     ========  ==========   ==========

Earnings (loss) per share (Note 3):
     Basic                               $   (0.13)    $   N/A   $     0.22   $    N/A
     Weighted average shares outstanding   340,676          --      128,064         --

See accompanying notes to consolidated financial statements.

              NORTH ARKANSAS BANCSHARES, INC.

            Consolidated Statements of Cash Flows

         Nine Months Ended March 31, 1998 and 1997

                                                             Nine Months Ended
                                                                March 31,
                                                           -------------------
                                                            1998        1997
                                                           ------       ------
Cash flows from operating activities:
   Net income (loss)                                     $   28,269     $ (14,090)
   Adjustment to reconcile net income (loss) to
      net cash provided by operating activities:
        Depreciation                                         46,392        42,224
        Loss on sale of real estate owned                       931        11,739
        FHLB stock dividends                                (12,800)      (11,700)
        Net premium amortization on investments               9,552         7,992
        Provision for loan losses                           132,923        15,000
        (Increase) decrease in interest receivable          (26,659)       19,887
        (Increase) decrease in other assets                  25,022        13,053
        Increase (decrease) in other liabilities           (284,663)      (69,871)
                                                         ----------   -----------
               Net cash provided by  (used in)
                 operating activities                       (81,033)       14,234
                                                         ----------   -----------
Cash flows from investing activities:
   Purchase of held to maturity ("HTM") securities       (6,109,095)     (850,312)
   Proceeds from maturities/principal repayments
     of HTM securities                                    1,407,362     1,061,658
   Net increase in loan receivable                       (1,010,750)   (2,488,762)
   Net decrease (increase) in certificates of
     deposit with other financial institutions             (401,000)      199,000
   Purchase of office properties and equipment             (157,471)      (35,812)
   Proceeds from sale of real estate owned                   16,739            --
                                                         ----------   -----------
               Net cash provided by (used in)
                 investing activities                    (6,254,215)   (2,114,228)

Cash flows from financing activities:
   Proceeds from sale of common stock                     3,005,730            --
   Net increase (decrease) in deposits and advances
     from borrowers                                       3,491,184       677,666
   Net increase (decrease) in Federal Home Loan
     advances                                             3,387,760     1,338,438
                                                         ----------   -----------
              Net cash (used in) provided by
                financing activities                      9,884,674     2,016,104
                                                         ----------   -----------
Net increase (decrease) in cash and amounts due
  from banks                                              3,549,426       (83,890)

Cash and amounts due from banks at beginning of year        884,002     1,167,202
                                                         ----------   -----------
Cash and amounts due from banks at end of year           $4,433,428   $ 1,083,312
                                                         ==========   ===========

Supplemental disclosures of cash flow information:
    Noncash investing and financing activities:
        Transfers from real estate  acquired
          through foreclosure                            $ 563,440  $        --
    Cash paid during the period:
      Interest on deposits                               1,206,010      1,161,658
        Income taxes                                     $      --    $     2,102
                                                         ==========   ===========

See accompanying notes to consolidated financial statements.

            NORTH ARKANSAS BANCSHARES, INC.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997


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

NOTE 2 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited financial statements (except for the statement of financial condition at June 30, 1997, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The account balances include only the accounts and operations of the Bank prior to December 18, 1997. The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the results expected for the full year.

NOTE 3 - EARNINGS PER SHARE

Earnings per share have been calculated in accordance with Financial Accounting Standards Board Statement No.128, "Earnings Per Share," and Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." For purposes of this computation, the number of shares of common stock purchased by the employee stock ownership plan (the "ESOP") which have not been allocated to participant's accounts are not assumed to be outstanding. As of March 31, 1998, none of the 29,624 shares of common stock held by the ESOP had been allocated to any participant's account. The weighted average numbers of shares used for basic earnings per share for the three and nine months ended March 31, 1998 were 340,676 and 128,064, respectively. Since no shares of common stock were issued and outstanding during the three and nine months ended March 31, 1997, no earnings per share for those periods is reported.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 AND JUNE
30, 1997

     The Company's total assets at March 31, 1998 were $44.0 million, an increase of $9.6 million, or 28.0%, from June 30, 1997's level of $34.4 million. The increase was due primarily to the combined effects of the completion of the Company's initial public offering which closed on December 18, 1997 and the consummation of the Bank's acquisition of the Newport, Arkansas branch of NationsBank, N.A., which was consummated on January 22, 1998. Approximately $3.3 million of net proceeds were raised in the public offering of which approximately $1.9 million of such funds were contributed to the Bank in exchange for all of its issued and outstanding shares of common stock with the remainder retained by the Company. At March 31, 1998, such funds were primarily invested in short-term interest-bearing deposits and United States agency obligations. The Bank acquired approximately $4 million in deposits through the branch acquisition. Cash and interest-bearing deposits totaled $4.4 million at March 31, 1998 as compared to $884,000 at June 30, 1997.

     Net loans amounted to $25.1 million at March 31, 1998 as compared to $24.8 million at June 30, 1997 for a net increase of $297,000 or 1.2%. While a total of $1.6 million in new loans were originated during the period, these originations were offset by loan repayments and the transfer of the Bank's largest loan at June 30, 1997 to other real estate owned. Management anticipates that the Bank's loan portfolio will increase in future periods as proceeds from the stock offering are deployed into loans and other higher-yielding investments. Total deposits at March 31, 1998 were $34.6 million, an increase of $3.5 million from June 30, 1997's level of $31.1 million, due mainly to the branch acquisition Total stockholders' equity at March 31, 1998 amounted to $5.3 million, up from $2.3 million at June 30, 1997 reflecting the receipt of the net proceeds from the initial public offering and the retention of earnings from the period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,
1998 AND 1997

     The Company incurred a net loss of $43,000 for the three months ended March 31, 1998 as compared to net income of $77,000 for the three month period ended March 31, 1997, for a decrease of $120,000. The net loss was primarily attributable to the increase in the provision for loan losses which amounted to $133,000 for the three months ended March 31, 1998 as compared to no provision for the three months ended March 31, 1997. The increase was primarily due to the further deterioration of one large non-accrual loan during the period. The Bank had a $625,000 participation interest (10.714% of the total outstanding balance) in a commercial real estate loan secured by a hotel located in Oklahoma. During the three months ended March 31, 1998, the lead lender reached a settlement with the borrower and the guarantors which resulted in the lender accepting a deed in lieu of foreclosure in March 1998. Based on an updated appraisal of the property obtained in January, 1998 the Bank wrote down the value of its interest to $536,000. The property was transferred to other real estate owned in connection with the acceptance of the deed in lieu of foreclosure. The write down in the value of the loan was charged against the allowance for loan losses. While the property currently generates sufficient cash flow to cover the costs of upkeep and is being marketed for sale there can be no assurance that further write downs in connection with this property will not be required. As such, management deemed that a further provision was required to bring the allowance to the level deemed appropriate by management for the remainder of the loan portfolio.

     Net interest income during the three months ended March
31, 1998 increased by $82,000 as compared to the same period in 1997 due to an increase in interest income, partially offset by an increase in interest expense. Total interest income increased by $112,000 to $739,000 due to the overall increase in interest earning assets as a result of the deployment of the conversion proceeds. Interest expense increased by $29,000 to $431,000 for the three months ended March 31, 1998 as compared to $402,000 for the three months ended March 31, 1997 due to the growth in the Bank's deposits as a result of the branch acquisition. Interest expense on FHLB borrowings actually declined by $10,000 to $17,000 due to a decline in the average FHLB borrowings during the period.

     Non-interest income which consists mainly of deposit and loan fees amounted to $30,000 for the three months ended
March 31, 1998 as compared to $34,000 for the three months ended March 31, 1997. Noninterest income for the 1997 included certain nonrecurring items not present in the 1998 period.
Total non-interest expense increased by $83,000 during the 1998 period to $248,000 from $165,000 for the three months ended March 31, 1997 due to increases in several expense categories. Legal and professional fees rose by $35,000 to $36,000 for the three months ended March 31, 1998 due to the consulting, accounting and legal fees payable in connection with the consummation of the branch acquisition. Other expenses totaled $47,000, representing an increase of $30,000 as compared to the three months ended March 31, 1997. Other expenses for the three months ended March 31, 1998 included approximately $3,000 in costs resulting from providing former customers of the NationsBank branch acquired during the period with new checks. Item processing expenses have also increased due to the branch acquisition. Furniture and equipment expense also contributed to the increased expense level rising from $18,000 for the three months ended March 31, 1997 to $28,000 for the three months ended March 31, 1998, with approximately $3,000 contributable to the costs of relocating safety deposit boxes from the former NationsBank branch.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1998
AND 1997

     The Company earned net income of $28,000 for the nine months ended March 31, 1998 as compared to a net loss of $14,000 for the same period in 1997. The $42,000 improvement in net income for the 1998 period was due primarily to the absence of any SAIF special assessment during such period, partially offset by the increased provision for loan losses during the 1998 period. During the nine months ended March 31, 1997, the Bank incurred a special assessment equal to $179,000. This special assessment was required to be paid by all institutions with deposits insured by the SAIF. No similar special assessment was incurred during the 1998 period.

     Net interest income for the nine months ended March 31, 1998 amounted to $726,000, an increase of $59,000, from net interest income of $667,000 for the nine months ended March
31, 1997. The increase was attributable to the $98,000 increase in interest income during the nine months ended March 31, 1998 as compared to the nine months ended March 31, 1997, partially offset by the increased level of interest expense. The increase in interest income was due to the increased balance of average interest earning assets. Total interest expense rose by $38,000 to $1.2 million for the nine months ended March 31, 1998. While interest expense on deposits exceeded the similar expense incurred during the nine months ended March 31, 1997 due to the increased balance of deposits, interest expense attributable to FHLB borrowings declined marginally.

     The provision for loan losses for the nine months ended March 31, 1998 amounted to $134,000 as compared to $15,000 for the nine months ended March 31, 1997. The $119,000 increase was deemed necessary due to one large commercial real estate loan that was transferred to real estate owned at March 31, 1998, coupled with the overall growth in the Bank's loan portfolio.

     Non-interest income which consists mainly of deposit account and loan fees amounted to $118,000 for the nine months ended March 31, 1998 as compared to $84,000 for the nine months ended March 31, 1997 with the increase attributable to growth in the number of transaction accounts. Total non-interest expense declined by $66,000 during the 1998 period due primarily to the absence of the aforementioned SAIF special assessment and a $8,000 reduction in occupancy expense, partially offset by increases in every other expense category.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio at March 31, 1998 was 4%. For the month ended March 31, 1998 the Bank was in compliance. As a result of the conversion, the Bank's liquidity has increased due to the additional funds it received.

     The Bank's primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, funds provided from operations and advances from the FHLB of Dallas. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses.

       At March 31, 1998, the Bank was in compliance with all applicable regulatory capital requirements with total core and tangible capital of $4.1 million (9.53% of adjusted total assets) and total risk-based capital of $4.3 million (20.83% of risk-weighted assets).

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

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

          Exhibit 27     Financial Data Schedule (EDGAR only)

          (b)  Reports on Form 8-K.  During the quarter ended
               March 31, 1998, the registrant did not
               file any current reports on Form 8-K.

                      SIGNATURES



     In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NORTH ARKANSAS BANCSHARES, INC.



Date: May 20, 1998         By: /s/ Brad Snider
                               --------------------------------
                               Brad Snider
                               President, Chief Executive
                               Officer and Treasurer
                               (Duly Authorized and Principal
                                Financial Officer)