Form 10KSB40
period 1998-06-30
NORTH ARKANSAS BANCSHARES INC
filed 1998-09-28
CIK 1045950

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   --------
(Mark One)                        FORM 10-KSB
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1998

[_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

                          Commission File No. 0-23525
                                              -------

                        NORTH ARKANSAS BANCSHARES, INC.
       ---------------------------------------------------------------
          (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            TENNESSEE                                 71-0800742
----------------------------------              ---------------------
  (STATE OR OTHER JURISDICTION                     (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

  200 OLIVIA DRIVE, NEWPORT, ARKANSAS                    72112
----------------------------------------              ------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

        ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (870) 523-3611

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                 NOT APPLICABLE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE, $.01 PER SHARE
                    ---------------------------------------

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X       No _______
                                                    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Registrant's revenues for the fiscal year ended June 30, 1998:  $2,809,362

As of September 15, 1998, the aggregate market value of the 280,676 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $2,876,929 based on the closing sales price of $10.25 per share of the registrant's Common Stock on September 15, 1998 as reported on the OTC Electronic Bulletin Board. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of September 22, 1998:  370,300

Transitional Small Business Disclosure Format   Yes ________     No    X
                                                                    -------

                      DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

                                      None

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

  THE COMPANY. North Arkansas Bancshares, Inc. (the "Company"), a Tennessee corporation, was organized at the direction of the Board of Directors of Newport Federal Savings Bank ("Newport Federal" or the "Bank") in September 1997 to acquire all of the capital stock to be issued by the Bank in its conversion from mutual to stock form (the "Conversion"). The Conversion was completed on December 18, 1997, with the Company issuing 370,300 shares of its common stock, par value $0.01 per share (the "Common Stock") to the public, and the Bank issuing all of its issued and outstanding common stock to the Company. Prior to the Conversion, the Company did not engage in any material operations. The Company does not have any significant assets other than the outstanding capital stock of the Bank, cash and investment securities and a note receivable from the ESOP. The Company's principal business is the business of the Bank. At June 30, 1998, the Company had total assets of $43.7 million, deposits of $34.3 million, net loans receivable of $25.6 million and stockholders' equity of $5.3 million.

  NEWPORT FEDERAL SAVINGS BANK. The Bank is a federal stock savings bank operating through one office in Newport, Arkansas. Newport Federal was founded in 1934 as a federally chartered institution and a member of the Federal Home Loan Bank ("FHLB") System. The Bank's principal business consists of attracting deposits from the general public and originating residential mortgage loans.
The Bank also offers various types of consumer loans and commercial business loans. The Bank's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC") under the SAIF.

  Both the Company's and Newport Federal's executive offices are located at 200 Olivia Drive, Newport, Arkansas 72112 and its main telephone number is (870) 523-3611.

MARKET AREA

  The Bank considers its primary market area to be Jackson County in Northern Arkansas. The City of Newport, where the Bank is located, is the County Seat of Jackson County. Jackson County is primarily rural in nature. According to 1990 Census data, approximately 26.6% of the households in Jackson County had incomes below the poverty line. Median household income was estimated to be $16,641. The unemployment rate calculated based on the 1990 Census data was 5.40%, slightly below the average for all of Arkansas of 5.98% and the U.S. average of 6.24%. Major employers in the Bank's market area are Arkansas State University-Beebe/Newport, which is located in Newport, two hospitals, also based in Newport, Arkansas Steel and the Noranda Aluminum Rolling Plant. Two privately-owned prisons opened in January 1998 which have added approximately 284 new jobs to the market area according to the companies that own the prisons. The principal sources of employment in Jackson County as a whole are manufacturers, trade, public administration and services.

LENDING ACTIVITIES

    Most of the Bank's loans are mortgage loans which are secured by one- to four-family residences. The Bank also makes consumer, residential construction and commercial real estate and commercial business loans. At June 30, 1998, the Bank's gross loans totaled $25.8 million of which $18.0 million were mortgage loans secured by one-to four-family residences. The Bank originates both fixed rate mortgage and adjustable rate mortgage ("ARM") loans. Generally, all of the consumer loans the Bank originates have fixed rates.

    The following table sets forth information concerning the types of loans held by the Bank at the dates indicated. At June 30, 1998, the Bank did not have any concentrations of loans exceeding 10% of total loans except as disclosed below.

                                                AT JUNE 30,
                                 ---------------------------------------
                                        1998                 1997
                                 ----------------       ----------------
                                 AMOUNT      %          AMOUNT      %
                                 -------  -------       -------  -------
                                          (DOLLARS IN THOUSANDS)
Real estate loans:
  One- to four-family..........  $18,018   69.88%       $17,479   70.06%
  Multi-family.................      129     .50            136     .55
  Non-residential..............    3,128   12.13          3,613   14.48
                                 -------  ------        -------  ------
     Total real estate loans...   21,275   82.51         21,228   85.09
Consumer loans:
  Loans secured by deposits....      694    2.69            443    1.78
  Home improvement                   517    2.01            666    2.67
  Automobile                       2,174    8.43          2,010    8.05
  Other consumer                     632    2.45            510    2.04
Commercial                           492    1.91             93     .37
                                 -------  ------        -------  ------
       Total loans.............   25,784  100.00%        24,950  100.00%
                                 -------  ======        -------  ======

Less:
  Deferred fees and discounts..        2                      6
  Allowance for losses.........      189                    150
                                 -------                -------
       Loan portfolio, net.....  $25,593                $24,794
                                 =======                =======

  The following table sets forth the estimated maturity of the Bank's loan portfolio at June 30, 1998. The table does not include the effects of possible prepayments or scheduled repayments. All mortgage loans are shown as maturing based on the date of the last payment required by the loan agreement.



                                                       DUE AFTER
                                       DUE WITHIN      1 THROUGH      DUE AFTER
                                     ONE YEAR AFTER  5 YEARS AFTER  5 YEARS AFTER
                                     JUNE 30, 1998   JUNE 30, 1998  JUNE 30, 1998   TOTAL
                                     --------------  -------------  -------------  -------
                                                     (IN THOUSANDS)
Real estate loans:
  One- to four-family..............          $  715         $3,646        $13,657  $18,018
  Multi-family.....................              --             --            129      129
  Non-residential..................             350          1,789            989    3,128
Consumer loans:
  Loans secured by deposits........             605             89             --      694
  Home improvement.................               2            133            382      517
  Automobile.......................             106          2,051             17    2,174
  Other consumer...................             226            363             43      632
Commercial.........................             225            267             --      492
                                             ------         ------        -------  -------
     Total.........................          $2,229         $8,338        $15,217  $25,784
                                             ======         ======        =======  =======

  The next table shows at June 30, 1998, the dollar amount of all the Bank's loans due one year or more after June 30, 1998 which have fixed interest rates and have floating or adjustable interest rates.

                                                             FLOATING OR
                                       FIXED RATE          ADJUSTABLE RATES
                                       ----------          ----------------
                                               (IN THOUSANDS)
       Real estate loans
           One- to four-family.........    $3,745               $13,557
           Multi-family................        --                   129
           Non-residential.............     1,900                   879
       Consumer loans:
           Loans secured by deposits...        89                    --
           Home improvement............       515                    --
           Automobile..................     2,068                    --
           Other consumer..............       406                    --
       Commercial......................       267                    --
                                           ------               -------
            Total......................    $8,990               $14,565
                                           ======               =======

  Scheduled contractual principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of long-term loans is substantially less than their contractual terms, due to prepayments. In addition, the Bank's mortgage loans generally give the Bank the right to declare a loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid.

  ONE- TO FOUR-FAMILY RESIDENTIAL LOANS. The Bank's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the Bank's primary market area. At June 30, 1998, $18.1 million, or 70.0% of the Bank's gross loan portfolio consisted of residential mortgage loans. The Bank generally originates one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or purchase price, with private mortgage insurance or additional collateral required on loans with a loan to-value ratio in excess of 80%. The maximum loan-to-value ratio on mortgage loans secured by nonowner occupied properties generally is limited to 80%. The Bank primarily originates and retains fixed-rate balloon loans having terms of up to five years, with principal and interest payments calculated using up to a 25-year amortization period.

  The Bank also offers ARM loans. The interest rate on ARM loans is based on an index plus a stated margin. ARM loans provide for periodic interest rate adjustments upward or downward of up to 2% per year. The interest rate may not increase above a "ceiling rate" established at the time the loan is originated and may not decrease below the original interest rate. ARM loans typically reprice every one, three or five years and provide for terms of up to 30 years with most loans having terms of between 15 and 30 years.

  ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore is potentially limited in effectiveness during periods of rapidly rising interest rates. At June 30, 1998, approximately 78.4% of the one- to four-family residential loans the Bank holds had adjustable rates of interest.

  Mortgage loans originated and held by the Bank generally include due-on-sale clauses. This gives the Bank the right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property securing the mortgage loan without the Bank's consent.

  RESIDENTIAL CONSTRUCTION LOANS. The Bank makes a limited number of residential construction loans on one- to four-family residential property to the individuals who will be the owners and occupants upon completion of construction. Loan proceeds are disbursed according to a draw schedule and the Bank inspects the progress of the construction before additional funds are disbursed. The Bank charges a fixed rate of interest on the Bank's construction loans. While the Bank occasionally agrees to convert the balance of construction loans to a permanent mortgage upon completion of the construction phase, the Bank will not commit to do so at the same time as the construction loan is granted. Any permanent mortgage would be granted on the same terms as other one-to four-family mortgage loans the Bank originates.

  Construction lending is generally considered to involve a higher degree of credit risk than long term financing of residential properties. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project proves to be inaccurate, the Bank may be compelled to advance additional funds to complete the construction. Furthermore, if the final value of the completed property is less than the estimated amount, the value of the property might not be sufficient to assure the repayment of the loan.

  COMMERCIAL AND MULTI-FAMILY LOANS. The Bank's commercial real estate loans are secured by churches, office buildings, and other commercial properties. Multi-family loans are secured by apartment and condominium buildings. At June 30, 1998, the Bank's three largest commercial real estate loans consisted of a loan to a nursing home which had a balance of $444,000 at June 30, 1998, a loan to a funeral home which had a balance of $246,000 and a loan to a grocery store which had a balance of $140,000 at June 30, 1998. At June 30, 1998, all three of these loans were performing in accordance with their terms.

  Multi-family and commercial real estate loans are made in amounts of up to 80% of the appraised value of the property and may be on a fixed or adjustable rate basis for terms of up to five years. Prior to committing to make a multi-family or commercial real estate loan, the Bank requires that the prospective borrower provide a cash flow statement indicating sufficient cash flow from the property to service the loan. The Bank reviews any tenant leases and requires that the payments under such leases be assigned to the Bank.

  Commercial and multifamily real estate lending entails significant additional risks compared to residential property lending. These loans typically involve large loan balances to single borrowers or groups of related borrowers. The repayment of these loans typically is dependent on the successful operation of the real estate project securing the loan. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and may also be subject to adverse conditions in the economy. To minimize these risks, the Bank generally limits this type of lending to the Bank's market area and to borrowers who are otherwise well known to us.

  COMMERCIAL BUSINESS LOANS. The Bank offers commercial business loans to benefit from the higher fees and interest rates and the shorter term to maturity. The Bank's commercial business loans consist of equipment, lines of credit and other business purpose loans, which generally are secured by either the underlying properties or by the personal guarantees of the borrower. Commercial business loans are generally written for a term of five years or less
although they may be renewed by the Bank at maturity.   Interest payments are
made at least semi-annually and the rate may be changed annually in accordance with market rates.

  Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment.

  CONSUMER LOANS. The Bank offers consumer loans in order to provide a wider range of financial services to the Bank's customers. Consumer loans totaled $4.0 million, or 15.6% of the Bank's total loans at June 30, 1998. The Bank's consumer loans consist of automobile, home improvement, share account and personal loans. The Bank's home improvement loans are primarily originated under a program whereby the U.S. Government guarantees 90% of the principal balance of such loans. The Bank began offering personal lines of credit in 1997. The Bank offers both unsecured lines of credit that are granted based upon the borrower's financial strength and secured lines of credit.

  Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible.

  LOAN SOLICITATION AND PROCESSING. Loan originations are derived from a number of sources, including walk-in customers and referrals by realtors, depositors and borrowers.

  The Bank's President may approve all one-to four-family mortgage loans that conform to all of the Bank's policy requirements up to $50,000, and may approve all consumer loans. The Executive Committee of the Bank's board which consists of three directors may approve loans with principal balances of up to $100,000. All other loans require the approval of the Bank's board of directors.

  Upon receipt of a completed loan application from a prospective borrower, a credit report is ordered. Income and certain other information is verified. If necessary, additional financial information may be requested. An appraisal or other estimate of value of the real estate intended to be used as security for the proposed loan is obtained. Appraisals are prepared by outside fee appraisers who are approved by the board of directors.

  Either title insurance or a title opinion is generally required on all real estate loans. Borrowers also must obtain fire and casualty insurance. Flood insurance is also required on loans secured by property which is located in a flood zone.

  Written commitments are given to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 30 days of the date of issuance. At June 30, 1998, commitments to cover originations of mortgage loans were $180,000. The Bank believes that virtually all of the Bank's commitments will be funded.

  LOAN ORIGINATIONS, PURCHASES AND SALES. Most of the loans the Bank originates are intended to be held in the Bank's portfolio rather than sold in the secondary mortgage market. The Bank occasionally purchases loan participations from other financial institutions. These participation interest purchases are reflected in the above table. Generally, the purchase of participation interests involves the same risks as would the origination of the same types of loans as well as the additional risk that results from the fact that the Bank has less control over the origination and subsequent administration of such loans. At June 30, 1998, all of the Bank's participation loans were performing in accordance with their terms.

  LOANS TO ONE BORROWER. The maximum amount of loans which the Bank may make to any one borrower may not exceed the greater of $500,000 or 15% of the Bank's unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% of the Bank's unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The Bank's maximum loan-to-one borrower limit was approximately $632,000 at June 30, 1998. At June 30, 1998, the Bank's largest loan outstanding had a balance of $444,000. This loan was a commercial real estate loan made to a nursing home.

  LOAN DELINQUENCIES. Generally when a mortgage loan becomes 15 days past due, a late charge is assessed. If, after 30 days, a payment is still delinquent, the borrower will receive a computer-generated notice and a letter and/or telephone call from the Bank and may receive a visit from one of the Bank's representatives. If the loan continues in a delinquent status for 60 days, a letter is sent giving the borrower 10 days in which to cure the delinquency or risk having the loan called. If no payment is received after that 10 day period, the loan is called and appropriate legal or foreclosure action is initiated. At June 30, 1998, the Bank's loans past due between 30 and 89 days totaled $271,000.

  Loans are reviewed on a monthly basis and are generally placed on a non-accrual status when the loan becomes more than 90 days= delinquent or when, in the Bank's opinion, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

  NONPERFORMING ASSETS. The following table sets forth information regarding nonaccrual loans and real estate owned. As of the dates indicated, the Bank had no loans categorized as troubled debt restructurings within the meaning of SFAS 15 and no loans which were 90 days or more past due and still accruing interest.

                                                   AT JUNE 30,
                                               -------------------
                                                1998         1997
                                               ------       ------
                                                  (IN THOUSANDS)
Loans accounted for on a non-accrual basis:
  Real estate:
   One- to four-family.......................  $  13         $  67
   Multi-family..............................     --            --
   Non-residential...........................     23            --
                                               -----         -----
     Total real estate loans.................     36            67
Consumer loans:
   Loans secured by deposits.................     --            --
   Home improvement..........................     11             7
   Automobile................................     --            --
   Other consumer............................     --            --
Commercial...................................     --            --
                                               -----         -----
        Total nonperforming loans............     47            74
                                               -----         -----

Repossessed automobiles......................     69            --

Foreclosed real estate.......................    536            --
                                               -----         -----
Total nonperforming assets...................    605            74
                                               =====         =====
Total nonperforming assets as a
  percentage of total net loans..............   2.36%          .30%
                                               =====         =====
Total nonperforming assets as a
  percentage of total assets.................   1.42%          .21%
                                               =====         =====

  During the year ended June 30, 1998, the Bank would have recorded additional interest income of approximately $21,000 on nonaccrual loans if such loans had been current throughout the period. The Bank did not include any income on nonaccrual loans during the year. In addition, the Bank had $10,000 in loans which were not classified as nonaccrual, 90 days past due or restructured, but where known information causes the Bank to have serious concerns as to the ability of these borrowers to comply with their current loan terms.

  During the year ended June 30, 1998, the Bank's largest loan went into delinquent status. This loan was a participation interest in a $5.8 million loan which is secured by a 625-room hotel located in Oklahoma City. During the third quarter of fiscal 1998, the lead lender reached a settlement with the borrower and the guarantors which resulted in the lender accepting a deed in lieu of foreclosure in March 1998. Based on an updated appraisal of the property obtained in January, 1998 the Bank wrote down the value of its interest to $536,000. The property was transferred to other real estate owned in connection with the acceptance of the deed in lieu of foreclosure. The write down in the value of the loan was charged against the allowance for loan losses. While the property currently generates sufficient cash flow to cover the costs of upkeep and is being marketed for sale there can be no assurance that further write downs in connection with this property will not be required.

  CLASSIFIED ASSETS. OTS regulations provide for a classification system for problem assets of savings associations which covers all problem assets. Under this classification system, problem assets of savings associations such as ours are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the savings association will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full, on the basis of currently existing facts, conditions, and, values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weakness that do not currently warrant classification in one of the aforementioned categories.

  When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. A savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining a savings association's regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital.

  At June 30, 1998, none of the Bank's assets were classified as special mention or doubtful but the Bank had loans classified as substandard totaling $124,000. In addition, the Bank's real estate owned and repossessed automobiles were also classified as substandard.

  FORECLOSED REAL ESTATE. Real estate acquired by the Bank as a result of foreclosure is recorded as "real estate owned" until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value less estimated disposal costs. Any write down of real estate owned is charged to operations. At June 30, 1998, the Bank's only real estate owned consisted of its interest in a 625-room hotel located in Oklahoma City. See " -- Nonperforming Assets."

  ALLOWANCE FOR LOAN LOSSES. The Bank's policy is to provide for losses on unidentified loans in the Bank's loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Bank's loan portfolio. The evaluation, including a review of all loans on which full collectibility of interest and principal may not be reasonably assured, considers: (i) the Bank's past loan loss experience, (ii) known and inherent risks in the Bank's portfolio, (iii) adverse situations that may affect the borrower's ability to repay, (iv) the estimated value of any underlying collateral, and (v) current economic conditions.

  The Bank monitors its allowance for loan losses and makes additions to the allowance as economic conditions dictate. Although the Bank maintains the allowance for loan losses at a level that it considers adequate for the inherent risk of loss in the Bank's loan portfolio, actual losses could exceed the balance of the allowance for loan losses and additional provisions for loan losses could be required. In addition, the Bank's determination as to the amount of its allowance for loan losses is subject to review by the OTS, as part of its examination process. After a review of the information available, the OTS might require the establishment of an additional allowance.

  The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                            YEAR ENDED JUNE 30,
                                          ------------------------
                                             1998         1997
                                          -----------  -----------
                                           (DOLLARS IN THOUSANDS)

Balance at beginning of period...........     $  150      $    73
                                              ------      -------

Charge-offs:
  One-to-four-family.....................         (5)         (13)
  Multi-family...........................         --           --
  Non-residential........................       (112)          --
                                              ------      -------
     Total real estate loans.............       (117)         (13)
Recoveries:
  One-to-four-family.....................         --           --
  Multi-family...........................         --           --
  Non-residential........................         --           --
Net recoveries (charge-offs).............       (117)         (13)
                                              ------      -------
Additions charged to operations..........        156           90
                                              ------      -------
Balance at end of period.................        189          150
                                              ------      -------

Allowance for loan losses to total
  Nonperforming assets at end of period..      32.41%      202.70%
                                              ======      =======
Allowance for loan losses to net loans
  at end of period.......................        .74%         .60%
                                              ======      =======
Ratio of net charge-offs to average
  loans outstanding during the period....        .37%         .05%
                                              ======      =======

     The following table illustrates the allocation of the allowance for loan losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the Bank's use of the allowance to absorb losses in other loan categories.

                                                      JUNE 30,
                                   -----------------------------------------------------
                                            1998                       1997
                                   --------------------------  -------------------------
                                                  PERCENT OF                PERCENT OF
                                                   LOANS IN                  LOANS IN
                                                 CATEGORY TO               CATEGORY TO
                                      AMOUNT     TOTAL LOANS     AMOUNT    TOTAL LOANS
                                   -----------  -------------   --------  --------------
                                                     (DOLLARS IN THOUSANDS)
Real estate loans:
 One- to four-family...............    $132        69.88%         $105        70.06%
 Multi-family......................       1          .50             1          .55
 Non-residential...................      23        12.13            22        14.48
                                       ----       ------          ----       ------
    Total real estate loans........     156        82.51           128        85.09
Consumer loans:
 Loans secured by deposits.........       5         2.69             3         1.78
 Home improvement..................       4         2.01             4         2.67
 Automobile........................      16         8.43            12         8.05
 Other consumer....................       5         2.45             3         2.04
Commercial.........................       3         1.91            --          .37
                                       ----       ------          ----       ------
    Total allowance for loan losses.   $189       100.00%         $150       100.00%
                                       ====       ======          ====       ======

INVESTMENT ACTIVITIES

    INVESTMENT SECURITIES. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. See "Regulation -- Regulation of the Bank -- Federal Home Loan Bank System." The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) the Bank's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) the Bank's projections as to the short-term demand for funds to be used in loan origination and other activities. The Bank classifies all the Bank's investment securities as "held to maturity" in accordance with SFAS No. 115. At June 30, 1998, the Bank's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations,
(iii) local municipal obligations, (iv) mortgage-backed securities, (v) bankers= acceptances, (vi) certificates of deposit, (vii) federal funds, including FHLB overnight and term deposits (up to six months), and (viii) investment grade corporate bonds, commercial paper and mortgage derivative products. See " --
Mortgage-Backed Securities."   The Board of Directors may authorize additional
investments.

    The Bank's investment securities at June 30, 1998 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States Government or its agencies.

     MORTGAGE BACKED SECURITIES. To supplement lending activities, the Bank has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as us. The Bank's mortgage-backed securities portfolio consists of participations or pass-through certificates issued by the Federal Home Loan Mortgage Corporation (the "FHLMC"), the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA"). GNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while FHLMC and FNMA certificates are guaranteed by those agencies only. The Bank's mortgage-backed securities portfolio was classified as "held to maturity" at June 30, 1998.

     Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

     Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable-rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

     The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using the interest method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

     As a member of the FHLB of Dallas, the Bank is required to maintain an investment in FHLB Stock. At June 30, 1998, the Bank investment in FHLB Stock amounted to $301,000. No ready market exists for such stock and it has no quoted market value.

     The following table sets forth the carrying value of the Bank's investment securities and mortgage-backed portfolio at the dates indicated.

                                           AT JUNE 30,
                                  -------------------------
                                   1998              1997
                                  -------           -------
                                        (In thousands)
  U.S. Government agencies......  $ 3,000            $  500
  Mortgage-backed securities....    7,895             5,077
  Federal Home Loan Bank stock..      301               283
  Municipal securities..........       48                63
                                  -------            ------
      Total.....................  $11,244            $5,923
                                  =======            ======

          The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment portfolio at June 30, 1998.

                                                                                                                       TOTAL
                            ONE YEAR OR LESS    ONE TO FIVE YEARS    FIVE TO TEN YEARS    MORE THAN TEN YEARS   INVESTMENT PORTFOLIO
                           ------------------  -------------------  -------------------  ---------------------  --------------------
                                     WEIGHTED            WEIGHTED             WEIGHTED               WEIGHTED              WEIGHTED
                           BOOK       AVERAGE  BOOK       AVERAGE   BOOK       AVERAGE   BOOK         AVERAGE   BOOK        AVERAGE
                           VALUE      YIELD    VALUE      YIELD     VALUE      YIELD     VALUE        YIELD     VALUE       YIELD
                           --------  --------  --------  --------   --------  --------   --------  --------     --------  ----------
                                                                  (Dollars in thousands)
Securities held to
maturity:
  U.S. government and
   agencies..............  $     --        --%   $3,000      6.35%   $    --     -- %      $   --       -- %     $ 3,000       6.35%
  Mortgage-backed
   securities  (1).......        --        --        --         --         --    --         7,895      7.39        7,895       7.39
  Municipal securities...        --        --         8       9.50         12   9.50           28      9.50           48       9.50
                           --------              ------              --------              ------                 ------
                           $                     $3,008              $     12              $7,923                $10,943
                           ========              ======              ========             =======                =======

-------------------------
(1) For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated to maturity groups based on the weighted average estimated life of the underlying collateral.

SOURCES OF FUNDS

     Deposits are the Bank's major external source of funds for lending and other investment purposes. Funds are also derived from the receipt of payments on loans and prepayment of loans and, to a much lesser extent, maturities of investment securities and mortgage-backed securities, borrowings and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

     DEPOSITS. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. IRA accounts are also offered. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate. The interest rates paid by the Bank on deposits are set weekly at the direction of the Bank's senior management. Interest rates are determined based on the Bank's liquidity requirements, interest rates paid by the Bank's competitors, and the Bank's growth goals and applicable regulatory restrictions and requirements.

     Certificates of deposit in amounts of $100,000 or more totaled $4.2 million or 12.3% of the deposit portfolio. The majority of these certificates represent deposits from long-standing customers. As of June 30, 1998, the Bank had no brokered deposits.

     At June 30, 1998, the Bank's deposits were represented by the various types of savings programs described below.

INTEREST     MINIMUM                                               MINIMUM    BALANCES IN   PERCENTAGE OF
RATE(1)       TERM                CATEGORY                         AMOUNT     THOUSANDS     TOTAL SAVINGS
--------     -------              --------                         -------    -----------   -------------
3.00%        None        Passbook accounts                         $  500     $    1,938         5.65%
2.40         None        NOW accounts                                 500          2,180         6.36
3.50         None        Money market accounts                      2,500            263          .77
 --          None        Other non-interest bearing                   100          1,724         5.03

                         CERTIFICATES OF DEPOSIT
                         -----------------------

4.07         31 days     Fixed-Term, Fixed-Rate                       500             26          .08
4.50         91 days     Fixed-Term, Fixed-Rate                       500            193          .56
5.47         6 months    Fixed-Term, Fixed-Rate                       500          5,802        16.93
5.67         12 months   Fixed-Term, Fixed-Rate                       500          7,561        22.06
5.72         15 months   Fixed-Term, Fixed-Rate                       500          2,515         7.34
5.77         18 months   Fixed-Term, Fixed-Rate                       500          1,439         4.20
5.82         24 months   Fixed-Term, Fixed-Rate                       500          1,277         3.73
5.93         36 months   Fixed-Term, Fixed-Rate                       500          1,341         3.91
6.08         60 months   Fixed-Term, Fixed-Rate                       500          8,012        23.38
                                                                              ----------       ------

                              Total certificates of deposit                       28,166        82.19
                                                                              ----------       ------
                              Total savings deposits                          $   34,271       100.00%
                                                                              ==========       ======

-------------------------
(1)  Indicates weighted average interest rate at June 30, 1998.

     The following table sets forth the Bank's time deposits classified by interest rate at the dates indicated.


                                                                      AT JUNE 30,
                                                                 ---------------------
                                                                    1998       1997
                                                                 --------     --------
                                                                       (IN THOUSANDS)
     2 -  3.99%......................................            $   178      $    --
     4 -  5.99%......................................             24,629       26,202
     6 -  7.99%......................................              3,359           --
                                                                 -------      -------
                                                                 $28,166      $26,202
                                                                 =======      =======

    The following table sets forth the amount and maturities of the Bank's time deposits at June 30, 1998.

                                            AMOUNT DUE
                     -------------------------------------------------------
                     LESS THAN   ONE TO      TWO TO        AFTER
RATE                 ONE YEAR   TWO YEARS  THREE YEARS  THREE YEARS   TOTAL
----                 ---------  ---------  -----------  -----------  -------
                                          (IN THOUSANDS)
2 -  3.99%........    $   178     $   --       $   --      $    --  $   178
3 -  5.99%........     19,850      1,741          527        2,511   24,629
6 -  7.99%........        147        623        2,316          273    3,359
                      -------    -------       ------       ------  -------
                      $20,175    $ 2,364       $2,843       $2,784  $28,166
                      =======    =======       ======       ======  =======

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1998.

                                                       CERTIFICATES
     Maturity Period                                    OF DEPOSIT
     ---------------                                   ------------
                                                      (IN THOUSANDS)
     Three months or less...........................      $1,148
     Over three through six months..................         527
     Over six through 12 months.....................       1,510
     Over 12 months.................................       1,022
                                                          ------
          Total.....................................      $4,207
                                                          ======

     BORROWINGS. Advances (borrowings) may be obtained from the FHLB of Dallas to supplement the Bank's supply of lendable funds. Advances from the FHLB of Dallas are typically secured by a pledge of the Bank's stock in the FHLB of Dallas, a portion of the Bank's first mortgage loans and other assets. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. At June 30, 1998, borrowings from the FHLB of Dallas totaled $4.0 million and consisted of a short term advance of $900,000 which matured on July 7, 1998 and three long term obligations.

     The following table sets forth certain information regarding the Bank's borrowings.

                                                   AT OR FOR THE
                                                YEAR ENDED JUNE 30,
                                              ------------------------
                                                1998         1997
                                              -----------  -----------
                                               (DOLLARS IN THOUSANDS)
Amounts outstanding at end of period:
 FHLB advances..............................   $3,970         $  618

Weighted average rate paid on:
  FHLB advances.............................    5.786%          5.58%

Maximum amount of borrowings outstanding
 at any month end:
 FHLB advances..............................    4,008          2,175

Approximate average short-term borrowings
 outstanding with respect to:
 FHLB advances..............................      783            889

Approximate weighted average rate paid on:
  FHLB advances.............................    5.769%          5.49%

PERFORMANCE RATIOS

     The table below sets forth certain performance ratios of the Company at or for the years indicated.

                                                             AT OR FOR THE
                                                          YEAR ENDED  JUNE 30,
                                                        -----------------------
                                                            1998        1997
                                                        -----------  ----------
Return on assets (net earnings divided by
 average total assets)................................     .06%        (.60)%
Return on average stockholders' equity (net earnings
 divided by average stockholders' equity).............     .65         (8.41)
Dividend payout ratio (dividends declared per share
  divided by net earnings per share)..................     N/A           N/A
Interest rate spread (combined weighted average
 interest rate earned less combined weighted
 average interest rate cost)..........................    3.31          2.54
Ratio of average interest-earning assets to
 average interest-bearing liabilities.................  102.97        102.60
Ratio of noninterest expense to average total assets..    2.74          3.73

COMPETITION

     The Bank competes for deposits with other insured financial institutions such as commercial banks, thrift institutions, credit unions, finance companies, and multi-state regional banks in the Bank's market area. The Bank also competes for funds with insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions. The Bank's competition comes from commercial banks, thrift institutions, credit unions and mortgage bankers, many of whom have greater resources than the Bank has.

PERSONNEL

     At June 30, 1998, the Bank had 12 full-time and two part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that the Bank's relationship with its employees is good.

REGULATION OF THE COMPANY

     GENERAL. The Company is a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA"). As such the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

     ACTIVITIES RESTRICTIONS. The Board of Directors of the Company presently operates the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the Director of OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution, (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") Test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and unless the savings association requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "Regulation of the Bank -- Qualified Thrift Lender Test."

     If the Company were to acquire control of another savings association, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL Test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution may commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple holding company.

     TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. Savings associations are also subject to the anti-tying provisions of Section 106(b) of the Bank Holding Company Act of 1956 ("BHCA") which prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

     Savings institutions are also subject to the restrictions contained in
Section 22(h) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated entities of either, may not exceed, together with all other outstanding loans to such person and affiliated entities the institution's loan to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral) and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus unless the institution has less than $100 million in deposits in which case the aggregate limit may be increased to no more than two times unimpaired capital and surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loan is made pursuant to a benefit or compensation plan that is widely available to other employees and does not give preference to insiders. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Savings institutions are also subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act and Regulation on loans to executive officers and the restrictions of 12 U.S.C. ' 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 prohibits (i) a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     RESTRICTIONS ON ACQUISITIONS. The HOLA generally prohibits savings and loan holding companies from acquiring, without prior approval of the Director of OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the Director of OTS, up to 15% of the voting shares of an under-capitalized savings institution pursuant to a "qualified stock issuance" without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6-1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings institution and transactions between the savings institution and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

     The Director of OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

     The OTS regulations permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may not establish an out-of-state branch unless
(i) the federal association qualifies as a "domestic building and loan association" under '7701(a)(19) of the Code and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

     Under the BHCA, bank holding companies are specifically authorized to acquire control of any savings association. Pursuant to rules promulgated by the Federal Reserve Board, owning, controlling or operating a savings institution is a permissible activity for bank holding companies, if the savings institution engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. A bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings institution plus an annual growth increment. In addition, the transaction must comply with the restrictions on interstate acquisitions of commercial banks under the BHCA.

REGULATION OF THE BANK

     GENERAL. As a federally chartered savings institution, Newport Federal is subject to extensive regulation by the OTS. The lending activities and other investments of Newport Federal must comply with various state and federal regulatory requirements. The OTS periodically examines the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of the Bank because its deposits are insured by SAIF. The Bank must file reports with these agencies describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

     REGULATORY CAPITAL REQUIREMENTS. Under OTS capital standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3.0% of adjusted total assets and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). See " -- Prompt Corrective Regulatory Action." For purposes of this regulation, Tier 1 capital has the same definition as core capital which is defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights and purchased credit card relationships. Both core and tangible capital are further reduced by an amount equal to the savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken solely as an agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At June 30, 1998, Newport Federal had no such investments.

     Adjusted total assets are a savings association's total assets as determined under generally accepted accounting principles, adjusted for certain goodwill amounts and increased by a pro rated portion of the assets of subsidiaries in which the savings association holds a minority interest and which are not engaged in activities for which the capital rules require deduction of its debt and equity investments. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of the savings association's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill.

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. At June 30, 1998, the Bank had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight.

Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by FNMA and the FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. As of June 30, 1998, the Bank's risk-weighted assets were approximately $20.7 million.

     The table below presents the Bank's capital position relative to its various regulatory capital requirements at June 30, 1998.

                                                                                Percent of
                                                                     Amount     Assets (1)
                                                                    --------   -------------
                                                                     (Dollars in Thousands)
           Tangible capital......................................    $4,109           9.6%
           Tangible capital requirement..........................       643           1.5
                                                                     ------          ----
             Excess..............................................    $3,466           8.1%
                                                                     ======          ====

           Core capital..........................................    $4,109           9.6%
           Core capital requirement..............................     1,285           3.0
                                                                     ------          ----
             Excess..............................................    $2,824           6.6%
                                                                     ======          ====

           Total capital (i.e., core and supplementary capital)..    $4,185          20.2%
           Risk-based capital requirement........................     1,660           8.0
                                                                     ------          ----
             Excess..............................................    $2,525          12.2%
                                                                     ======          ====

__________________
(1) Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the risk-based capital requirements.

     OTS regulations require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS will require any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis. The OTS has not yet implemented these requirements. The Bank has determined that, on the basis of current financial data, it will not be deemed to have more than normal level of interest rate risk under the new rule and does not expect that it will be required to increase its total capital as a result of the rule upon its implementation.

     In addition to requiring generally applicable capital standards for savings institutions, the OTS is authorized to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the OTS determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. The OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the OTS to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

     PROMPT CORRECTIVE REGULATORY ACTION. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after
the date it became critically undercapitalized.   If a savings institution is in
compliance with an approved capital plan on the date of enactment of FDICIA, however, it will not be required to submit a capital restoration plan if it is undercapitalized or become subject to the statutory prompt corrective action provisions applicable to significantly and critically undercapitalized institutions prior to July 1, 1994.

     The federal banking regulators, including the OTS, generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings institution that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is a savings institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings institution has a composite 1 CAMELS rating). An "undercapitalized institution" is a savings institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as a savings institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as a savings institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. The Bank is classified as "well capitalized" under these regulations.

     QUALIFIED THRIFT LENDER TEST. A savings institution that does not meet the Qualified Thrift Lender test ("QTL Test") must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity, and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     To qualify as a QTL, a savings institution must maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of: (i) loans, equity positions, or securities related to domestic, residential real estate or manufactured housing, and educational, small business and credit card loans; (ii) shares of stock issued by an FHLB. Subject to a 20% of portfolio assets limit, however, savings institutions are able to treat the following as Qualified Thrift
Investments: (i) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions but do not include any intangible assets; (ii) investments, both debt and equity, in the capital stock or obligations of and any other security issued by a service corporation or operating subsidiary, provided that such subsidiary derives at least 80% of its annual gross revenues from activities directly related to purchasing, refinancing, constructing, improving or repairing domestic residential housing or manufactured housing;
(iii) 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas; (iv) loans for the purchase, construction, development or improvement of community service facilities, (v) loans for personal, family, household or educational purposes, provided that the dollar amount treated as Qualified Thrift Investments may not exceed 10% of the savings association's portfolio assets; and (vi) shares of stock issued by FNMA or FHLMC.

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the FHLB System. Upon failure to qualify as a QTL for two years, a savings association must convert to a commercial bank. At June 30, 1998, approximately 83% of the Bank's assets were invested in Qualified Thrift Investments.

     DIVIDEND LIMITATIONS. Under OTS regulations, the Bank is not permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form. In addition, savings institution subsidiaries of savings and loan holding companies are required to give the OTS 30 days' prior notice of any proposed declaration of dividends to the holding company.

     Federal regulations impose limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted without OTS approval, after notice, to make capital distributions during a calendar year in the amount equal to the greater of (i) 75% of net income for the previous four quarters or (ii) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its capital-to-assets ratio exceeded its fully phased-in capital requirement to assets ratio at the
beginning of the calendar year.   A savings institution with total capital in
excess of current minimum capital requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income
for the previous four quarters, less dividends already paid for such period.   A
savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. Tier 1 Associations that have been notified by the OTS that they are in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. Unless the OTS determines that the Bank is an institution requiring more than normal supervision, the Bank is authorized to pay dividends in accordance with the provisions of the OTS regulations discussed above as a Tier 1 Association.

     Under the OTS' prompt corrective action regulations, the Bank is also prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. The OTS, after consultation with the FDIC, however, may permit an otherwise prohibited stock repurchase if made in connection with the issuance of additional shares in an equivalent amount and the repurchase will reduce the institution's financial obligations or otherwise improve the institution's financial condition.

     SAFETY AND SOUNDNESS STANDARDS. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each Federal banking agency is required to establish safety and soundness standards for institutions under its authority. The final rule and the guidelines went into effect on August 9, 1995. The guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank already meets substantially all the standards adopted in the interagency guidelines, and therefore does not believe that implementation of these regulatory standards will materially affect the Bank's operations.

     Additionally, under FDICIA, as amended by the CDRI Act, the Federal banking agencies are required to establish standards relating to the asset quality and earnings that the agencies determine to be appropriate. On July 10, 1995, the federal banking agencies, including the OTS, issued proposed guidelines relating to asset quality and earnings. Under the proposed guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by the banking agencies, would not have a material effect on the Bank's operations.

     DEPOSIT INSURANCE. The Bank is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the FDIC through the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the SAIF.

     Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as under the prompt corrective action regulations. See " -- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund.

     The FDIC has adopted a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings has been reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

     The FDIC has adopted a regulation which provides that any insured depository institution with a ratio of Tier 1 capital to total assets of less than 2% will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination of deposit insurance proceedings. The FDIC, however, will not initiate termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, to increase its Tier 1 capital to such level as the FDIC deems appropriate. Tier 1 capital is defined as the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than certain purchased servicing rights and purchased credit card receivables and qualifying supervisory goodwill eligible for inclusion in core capital under OTS regulations and minus identified losses and investments in certain securities subsidiaries. Insured depository institutions with Tier 1 capital equal to or greater than 2% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level. The regulation further provides that in considering applications that must be submitted to it by savings institutions, the FDIC will take into account whether the savings association is meeting the Tier 1 capital requirement for state non-member banks of 4% of total assets.

     LIQUIDITY REQUIREMENTS. The Bank is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. The Bank is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less.

Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily and short-term liquidity ratios of the Bank for the month of June 1998, were 12.45% and 4.37%, respectively.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Dallas, the Bank is required to acquire and hold shares of capital stock in the FHLB of Dallas in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Dallas, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Dallas stock at June 30, 1998, of $301,000. The FHLB of Dallas is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Dallas. As of June 30, 1998, the Bank had $4.0 million in advances and other borrowings from the FHLB of Dallas. See "Sources of Funds -- Borrowings."

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $47.3 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1998, the Bank met its reserve requirements.

TAXATION

     The Bank is subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), in the same general manner as other corporations. However, prior to August 1996, savings institutions such as us, which met certain definitional tests and certain other conditions prescribed by the Code could benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. The amount of the bad debt deduction that a qualifying savings institution could claim for tax purposes with respect to additions to its reserve for bad debts for "qualifying real property loans" could be based upon the Bank's actual loss experience (the "experience method") or as a percentage of the Bank's taxable income (the "percentage of taxable income method"). Historically, the Bank used the method that would allow the Bank to take the largest deduction.

     In August 1996, the Code was revised to equalize the taxation of savings institutions and banks. Savings institutions, such as us, no longer have a choice between the percentage of taxable income method and the experience method in determining additions to bad debt reserves. Thrifts with $500 million of assets or less may still use the experience method, which is generally available to small banks currently. Larger thrifts may only take a tax deduction when a loan is actually charged off. Any reserve amounts added after 1987 will be taxed over a six year period beginning in 1996; however, bad debt reserves set aside through 1987 are generally not taxed. A savings institution may delay recapturing into income its post-1987 bad debt reserves for an additional two years if it meets a residential-lending test. This law is not expected to have a material impact on us. At June 30, 1998, the Bank had $70,000 of post-1987 bad-debt reserves.

     Earnings appropriated to the Bank's bad debt reserve and claimed as a tax deduction including the Bank's supplemental reserves for losses will not be available for the payment of cash dividends or for distribution (including distributions made on dissolution or liquidation), unless the Bank includes the amount in income, along with the amount deemed necessary to pay the resulting federal income tax. If such amount is used for any purpose other than bad debt losses, including a dividend distribution or a distribution in liquidation, it will be subject to federal income tax at the then current rate. Retained earnings at June 30, 1998 included approximately $552,000 for which no deferred federal income tax liability has been recognized. This amount represents such allocation of income to bad debt deduction for income tax purposes.

     The Code imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is increased by certain preference items, including the excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Bank's AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds the Bank's AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2 million is imposed on corporations, including us, whether or not an AMT is paid. Under pending legislation, the AMT rate would be reduced to zero for taxable years beginning after December 31, 1994, but this rate reduction would be suspended for taxable years beginning in 1995 and 1996 and the suspended amounts would be refunded as tax credits in subsequent years.

     The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. A 70% dividends received deduction generally applies with respect to dividends received from corporations that are not members of such affiliated group, except that an 80% dividends received deduction applies if the Company owns more than 20% of the stock of a corporation paying a dividend. The above exclusion amounts, with the exception of the affiliated group figure, were reduced in years in which the Bank availed our self of the percentage of taxable income bad debt deduction method.

     The Bank's federal income tax returns have not been audited by the IRS.

STATE TAXATION

     The Bank is subject to Arkansas corporation income tax which is 6.5% of all taxable earnings when income exceeds $100,000. The Company is incorporated under Tennessee law and qualified to do business in Arkansas as a foreign corporation.

ITEM 2.   DESCRIPTION OF PROPERTY
---------------------------------

     The following table sets forth certain information regarding the Bank's main office which is the Bank's only branch location.

                                             BOOK VALUE AT                   DEPOSITS AT
                            YEAR   OWNED OR     JUNE 30,      APPROXIMATE     JUNE 30,
                           OPENED   LEASED      1998 (1)     SQUARE FOOTAGE     1998
                           ------  --------  --------------  --------------  -----------
                                              (DOLLARS IN THOUSANDS)
MAIN OFFICE:                1995    Owned       $  1,227          6,000        $34,271

_______________
(1)  Cost less accumulated depreciation and amortization.


     The Bank also owns the property which used to serve as the Bank's main office. Such location is currently rented. The book value of such property at June 30, 1998 was approximately $225,000.

ITEM 3.   LEGAL PROCEEDINGS.
---------------------------

          The Bank is, from time to time, a party to legal proceedings arising in the ordinary course of the Bank's business, including legal proceedings to enforce the Bank's rights against borrowers. The Bank is not currently a party to any legal proceedings which are expected to have a material adverse effect on the Bank's financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

           There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 1998.


                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
-----------------------------------------------------------------------------
MATTERS
-------

          The Common Stock is listed in the over-the-counter through the OTC "Electronic Bulletin Board" under the symbol "NARK" There are currently 370,300 shares of the Common Stock outstanding. The number of registered holders of Common Stock on August 31, 1998 was 164. The following table sets forth the high and low bid prices for the Common Stock for each quarter since the issuance of the Common Stock on December 18, 1997. No dividends have been declared or paid on the Common Stock.

          QUARTER ENDED             HIGH      LOW
          -------------------      ------    ------
          December 31, 1997        $12.75    $12.25
          March 31, 1998           $12.75    $12.50
          June 30, 1998            $12.00    $10.00

     The income of the Company consists of interest on investment and related securities and dividends which may periodically be declared and paid by the Board of Directors of the Bank on the common shares of the Bank held by the Company.

     In addition to certain federal income tax considerations, OTS regulations impose limitations on the payment of dividends and other capital distributions by savings associations. Under OTS regulations applicable to converted savings associations, the Bank is not permitted to pay a cash dividend on its common shares if the Bank's regulatory capital would, as a result of the payment of such dividend, be reduced below the amount required for the liquidation account established in connection with the Conversion or applicable regulatory capital requirements prescribed by the OTS.

     OTS regulations applicable to all savings associations provide that a savings association which immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution (including a dividend) has total capital (as defined by OTS regulations) that is equal to or greater than the amount of its capital requirements is generally permitted without OTS approval (but subsequent to 30 days' prior notice to the OTS) to make capital distributions, including dividends, during a calendar year in an amount not to exceed the greater of (1) 100% of its net earnings to date during the calendar year, plus an amount equal to one-half the amount by which its total capital to assets ratio exceeded its required capital to assets ratio at the beginning of the calendar year, or (2) 75% of its net earnings for the most recent four-quarter period. Savings associations with total capital in excess of the capital requirements that have been notified by the OTS that they are in need of more than normal supervision will be subject to restrictions on dividends. A savings association that fails to meet current minimum capital requirements is prohibited from making any capital distributions without the prior approval of the OTS.

     The Bank currently meets all of its regulatory requirements and, unless the OTS determines that the Bank is an institution requiring more than normal supervision, the Bank may pay dividends in accordance with the foregoing provisions of the OTS regulations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

     The Company's principal business is that of the Bank. Therefore, this discussion relates primarily to the Bank.

     The profitability of the Bank depends primarily on its net interest income, which is the difference between interest and dividend income on its interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on its interest-bearing deposits and borrowings. The Bank's net earnings also are dependent, to a lesser extent, on the level of its noninterest income (including servicing fees and other fees) and its noninterest expenses, such as compensation and benefits, occupancy and equipment, insurance premiums, and miscellaneous other expenses, as well as federal income tax expense.

YEAR 2000

     Like most financial institutions, the Company's principal subsidiary relies extensively on computers in conducting its business. It has been widely reported that many computer programs currently in use were designed without adequately considering the impact of the upcoming change in century on their date codes. If these design flaws are not corrected, these computer applications may malfunction in the year 2000. The Company's mission-critical processing systems are provided by a third party. The third party provider is converting its hardware to a new year 2000 compliant system. The service provider is testing its new system at selected sites (not including the Bank) which testing will be completed in September 1998. The Bank will be provided with the results of such testing. In addition, the Bank will test this system on premises in February 1999. The Bank is also in the process of developing a contingency plan in the event its efforts to become year 2000 compliant are not successful and anticipates that such contingency plan will be completed by September 30, 1998. The Bank anticipates that its expenses associated with year 2000 will not exceed $10,000.

MARKET RISK DISCLOSURE

     ASSET/LIABILITY MANAGEMENT. The Company's assets and liabilities may be analyzed by examining the extent to which its assets and liabilities are interest-rate sensitive and by monitoring the expected effects of interest rate changes on our net portfolio value.

     An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If assets mature or reprice more quickly or to a greater extent than liabilities, the Company's net portfolio value and net interest income would tend to increase during periods of rising interest rates but decrease during periods of falling interest rates. Conversely, if assets mature or reprice more slowly or to a lesser extent our liabilities, net portfolio value and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates. The Company's policy has been to mitigate the interest rate risk inherent in the historical savings institution business of originating long-term loans funded by short-term deposits by pursuing certain strategies designed to decrease the vulnerability of earnings to material and prolonged changes in interest rates.

     To manage the interest rate risk of this type of loan portfolio, the Bank limits maturities of fixed-rate loans to no more than five years and emphasizes the origination of ARM loans.

     NET PORTFOLIO VALUE. In recent years, the Bank has measured its interest rate sensitivity by computing the "gap" between the assets and liabilities which were expected to mature or reprice within certain time periods, based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the OTS. However, the OTS now measures an institution's interest rate risk by computing the amount by which the net present value of cash flow from assets, liabilities and off balance sheet items (the institution's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates. These computations estimate the effect on an institution's NPV from instantaneous and permanent 1% to 4% (100 to 400 basis points) increases and decreases in market interest rates. The following table presents the interest rate sensitivity of the Bank's NPV at June 30, 1998, as calculated by the OTS, which is based upon quarterly information that the Bank voluntarily provided to the OTS.

      CHANGE        NET PORTFOLIO VALUE           NPV AS % OF PORTFOLIO VALUE OF ASSETS
               -----------------------------     --------------------------------------
     IN RATES  $ AMOUNT  $ CHANGE  % CHANGE      NPV RATIO        BASIS POINT CHANGE
     --------  --------  --------  ---------     ----------     -----------------------
                  (DOLLARS IN THOUSANDS)
      + 400 bp   4,748     (108)      ( 2)%          11.34%                22  bp
      + 300 bp   4,920       64         1           11.60                 47  bp
      + 200 bp   5,000      144         3           11.65                 52  bp
      + 100 bp   4,979      123         3           11.49                 37  bp
          0 bp   4,856       --        --           11.13                 --
      - 100 bp   4,711     (145)      ( 3)          10.72                (41) bp
      - 200 bp   4,540     (315)      ( 6)          10.26                (87) bp
      - 300 bp   4,421     (434)      ( 9)           9.51               (122) bp
      - 400 bp   4,330     (526)      (11)           9.61               (152) bp

     While one cannot predict future interest rates or their effects on NPV or net interest income, the Company does not expect current interest rates to have a material adverse effect on its NPV or net interest income in the near future. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit runoff and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in such computations. Although certain assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as ARM loans, generally have features which restrict changes in interest rates on a short-term basis and over the life of the loan. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

     The Bank's board of directors reviews its asset and liability policies. The board of directors meets regularly to review interest rate risk and trends, as well as liquidity and capital ratios and requirements. Management administers the policies and determinations of the board of directors with respect to its asset and liability goals and strategies. The Bank expects that its asset and liability policies and strategies will continue as described so long as competitive and regulatory conditions in the financial institution industry and market interest rates continue as they have in recent years.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

     The following table sets forth certain information relating to our average statement of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid at the date and for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented.
Average balances are derived from quarter-end balances.   The Company does not
believe that the use of quarter-end balances instead of daily balances has caused any material difference in the information presented.

                                                                  YEAR ENDED JUNE 30,
                                               ---------------------------------------------------------
                                                          1998                          1997
                                               ---------------------------   ---------------------------
                                                                   AVERAGE                       AVERAGE
                                               AVERAGE              YIELD/   AVERAGE              YIELD/
                                               BALANCE  INTEREST     COST    BALANCE  INTEREST     COST
                                               -------  ---------  --------  -------  ---------  --------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
  Interest-bearing deposits..................  $ 4,063   $   167      4.11%  $ 1,767   $    72      4.07%
  Mortgage-backed securities.................    6,378       394      6.18     5,374       339      6.30
  Investment securities......................    1,599        89      5.57       976        71      7.28
  Loans (1)..................................   25,259     2,092      8.28    24,249     2,011      8.29
                                               -------   -------             -------   -------
Total interest-earning assets................   37,299     2,742      7.35    32,366     2,493      7.70
                                                         -------                       -------
Non-interest-earning assets..................    2,374                         1,745
                                               -------                       -------
Total assets.................................  $39,673                       $34,111
                                               =======                       =======

INTEREST-BEARING LIABILITIES:
  Deposits...................................  $32,504   $ 1,618      4.98%  $29,684   $ 1,541      5.19%
  FHLB advances..............................    2,450        99      4.04     1,238        56      4.52
                                               -------   -------             -------   -------
Total interest-bearing liabilities...........   34,954     1,717      4.91    30,922     1,597      5.16
                                                         -------                       -------
Non-interest bearing liabilities.............      142                           789
                                               -------                       -------
Total liabilities............................   35,096                        31,711
Retained earnings............................    4,577                         2,400
                                               -------                       -------
Total liabilities and retained earnings......  $39,673                       $34,111
                                               =======                       =======

Net interest income..........................            $ 1,025                       $   896
                                                         =======                       =======
Net interest rate spread (2).................                         2.44%                         2.54%
                                                                      ====                          ====
Net interest-earning assets..................  $ 2,345                       $ 1,444
                                               =======                       =======
Net interest margin (3)......................                         2.75%                         2.77%
                                                                      ====                          ====
Ratio of average interest-earning assets to
  average interest-bearing liabilities.......             106.28%                       104.67%
                                                         =======                       =======

_______________
(1)  Includes nonaccrual loans.
(2) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

RATE/VOLUME ANALYSIS

     The table shows certain information regarding changes in the Company's interest income and interest expense for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by old rate); and (ii) changes in rates (change in rate multiplied by old volume); and (iii) change in rate-volume (changes in rate multiplied by the changes in volume).

                                                                    YEAR ENDED JUNE 30,
                                         --------------------------------------------------------------------------
                                          1998                 VS.            1997     1997       VS.       1996
                                         -----------------------------------------    -----------------------------
                                                 INCREASE (DECREASE)                    INCREASE (DECREASE)
                                                       DUE TO                                DUE TO
                                         ----------------------------------- --------------------------------------
                                                             RATE/                               RATE/
                                         VOLUME    RATE      VOLUME    TOTAL  VOLUME    RATE    VOLUME      TOTAL
                                         ------  --------  ----------  -----  -------  ------  ---------  ---------
                                                                       (IN THOUSANDS)
INTEREST-EARNING ASSETS:
  Interest-bearing deposits............   $  93     $  1       $   1   $  95    $(39)  $ (26)      $  8       $(57)
  Mortgage-backed securities...........      63       (6)         (2)     55      59      --         --         59
  Investment securities................      45      (17)        (10)     18     (24)    (13)         3        (34)
  Loans................................      83       (1)         (1)     81     (34)     (4)       197
                                          -----     ----       -----   -----    ----   -----       ----
    Total interest-earning assets......     284      (23)        (12)    249     231     (73)         7        165
                                          -----     ----       -----   -----    ----   -----       ----       ----

INTEREST-BEARING LIABILITIES:
  Deposits.............................     146      (62)         (7)     77      69     (43)        (2)        24
  FHLB advances........................      55       (6)         (6)     43      63      (2)       (13)        48
                                          -----     ----       -----   -----    ----   -----       ----       ----
  Total interest-bearing liabilities...     201      (68)        (13)    120     132     (45)       (15)        72
  Increase (decrease) in net interest
    income.............................   $  83     $ 45       $   1   $ 129    $ 99   $ (28)      $ 22       $ 93
                                          =====     ====       =====   =====    ====   =====       ====       ====

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1998 AND JUNE 30, 1997

     Total assets increased by $9.3 million, or 27.08%, from $34.4 million at June 30, 1997 to $43.7 million at June 30, 1998. Asset growth during the year was funded by a combination of the net proceeds from the Company's initial public offering of $3.3 million, a $3.4 million increase in FHLB borrowings and the additional funds received in the Bank's purchase of the Newport branch of NationsBanc, N.A. The increase in assets for the period was primarily centered in increased levels of cash and cash equivalents and investment securities. Cash and certificates of deposit at other financial institutions totaled $4.1 million at June 30, 1998 as compared to $1.6 million at June 30, 1997 for a net increase of $2.5 million or 159.31%. Investment securities totaled $11.2 million at June 30, 1998, up from $5.9 million at June 30, 1997 for a net increase of $5.3 million or 89.83%. All of the Company's investment securities are classified as held to maturity. At June 30, 1998, the Company's investment portfolio consisted primarily of mortgage-backed securities and U.S. Government agency obligations. Loans, net of allowance for loan losses, amounted to $25.6 million for a net increase of $799,000 from June 30, 1997's level of $24.8 million. The growth in the loan portfolio during fiscal 1998 consisted mainly of consumer loans which amounted to $2.8 million at June 30, 1998 as compared to $2.5 million at June 30, 1997 and deposit-secured loans which amounted to $694,000 at June 30, 1998 up from $443,000 at June 30, 1997. First mortgage loans, while representing the bulk of the loan portfolio, increased only marginally during the year from $21.2 million at June 30, 1997 to $21.3 million at June 30, 1998.

     Total liabilities increased $6.3 million, or 19.46%, from $32.1 million at June 30, 1997 to $38.4 million at June 30, 1998. Total deposits increased by $3.2 million from June 30, 1997 to June 30, 1998. This increase resulted from the Bank's branch purchase which was completed in January, 1998. The Bank acquired the Newport branch of NationsBanc, N.A. Deposits assumed in the transaction amounted to approximately $4.1 million. Upon consummation of the transaction, the branch location was closed. FHLB advances also increased during fiscal 1998 from $618,000 at June 30, 1997 to $4.0 million at June 30, 1998. FHLB advances at June 30, 1998 consisted mainly of long term advances and were used to purchase investment securities with similar maturities.

     Total stockholders= equity amounted to $5.3 million at June 30, 1998, up from $2.3 million at June 30, 1997. This $3.1 million or 135.02% increase reflects the receipt of the net proceeds of $3.3 million from the Company's initial public offering in December, 1997. A portion of the proceeds was used by the Company to make a loan to the Company's employee stock ownership plan. Such loan is to be repaid in 10 annual installments. The remaining balance of the loan at June 30, 1998 amounted to $267,000 and is reflected as an offset to stockholders' equity.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

     NET INCOME. Net income for the year ended June 30, 1998 increased by $223,000 to $25,000 from a net loss of $199,000 for the year ended June 30, 1997. The increase was due primarily to the reduction of non interest expenses and an increase in net interest income, offset in part by increases in the provision for loan losses and income tax expense.

     NET INTEREST INCOME. Net interest income increased by $128,000 from $896,000 for the year ended June 30, 1997 to $1.0 million for the year ended June 30, 1998. The Company's interest rate spread narrowed by 10 basis points from 2.54% in fiscal year 1997 to 2.44% in fiscal year 1998 due primarily to a decrease in the average yield on interest-earning assets, primarily investment and mortgage-backed securities. The average cost of interest-bearing liabilities also declined during the period reflecting decreases in the average rate paid on deposits and FHLB advances. The ratio of average interest earning assets to average interest-bearing liabilities increased from 104.67% for fiscal year 1997 to 106.28% for fiscal year 1998.

     INTEREST INCOME. Interest income totaled $2.7 million for the year ended June 30, 1998, an increase of $248,000, or 9.95%, from fiscal year 1997's level of $2.5 million. The increase resulted from the increased volume of interest-earning assets as the average yield on all interest-earning asset categories declined during the period. Interest income from investment and mortgage-backed securities and interest-bearing deposits accounted for most of the increase in interest income reflecting the growth in those portfolios during the period.

     INTEREST EXPENSE. Total interest expense increased by $120,000, or 7.5%, due primarily to increased average balances of both deposits and FHLB advances, partially offset by a 25 basis point decline in the average rate paid on such liabilities.

     PROVISION FOR LOAN LOSSES. The provision for loan losses increased by $66,000, or 73.71% from $90,000 for the year ended June 30, 1997 to $156,000 for the year ended June 30, 1998. The increased provision was deemed necessary by the Bank due to the transfer to other real estate owned of the Bank's participation interest in a $5.8 million loan secured by a 625-room hotel located in Oklahoma City. A deed in lieu of foreclosure was accepted by the lead lender on this loan during the third quarter of fiscal 1998. Based on an updated appraisal of the property, the Bank wrote down the value of its interest with such write-down being charged against the allowance for loan losses. The additional provision was deemed necessary to replenish the reserve to a level deemed adequate by management for the risk in its loan portfolio. There can be no assurance, however, that additional provisions to the allowance for loan losses will not be necessary in the future. The allowance for loan losses as a percentage of net loans at fiscal year end 1998 was 0.74% as compared to 0.60% at fiscal year end 1997.

     NONINTEREST INCOME. Noninterest income totaled $68,000 for the year ended June 30, 1998, an increase of $49,000, or 254.71%, from $19,000 for the year ended June 30, 1997. The increase was primarily attributable to growth in transaction accounts which generate additional fee income.

     NONINTEREST EXPENSE. Noninterest expense decreased $258,000 or 22.31%, from $1.2 million for the year ended June 30, 1997 to $899,000 for the year ended June 30, 1998. Salaries and employee benefit expenses decreased by $193,000, or 29.84%, from $647,000 for fiscal year 1997 to $454,000 for fiscal year 1998. During fiscal year 1997, the Bank adopted a Directors= Retirement Plan. In connection with the adoption of such plan, the Bank incurred an expense of $286,000 in fiscal 1997 for the plan's initial funding. The expense association with that plan in fiscal 1998 amounted to $22,000. Deposit insurance premiums amounted to $20,000 for fiscal year 1998 as compared to $217,000 for fiscal year 1997. The $198,000 decrease was primarily attributable to the absence of any SAIF special assessment during the 1998 fiscal year. During fiscal year 1997, all institutions with deposits insured by the SAIF were required to pay a special assessment to recapitalize the SAIF. This assessment, which was calculated based upon total deposits at March 31, 1995, amounted to $179,000 for the Bank.

     INCOME TAX EXPENSE. Income tax expense increased by $146,000 from a net benefit of $133,000 for fiscal year 1997 to a net expense of $13,000 for fiscal year 1998. The increase in income tax expense is due directly to the increased level of earnings during fiscal year 1998. The effective tax rates for fiscal years 1998 and 1997 were 34.0% and 40.1%, respectively. The variations in the effective tax rate are attributable to the composition of the income base, the amount of tax exempt income and timing differences related to the deferred compensation arrangements.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of our deposits and short-term borrowings. The required ratio currently is 4% and the Bank's liquidity ratio for the month ended June 30, 1998 was 12.15%.

     Our primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, funds provided from operations and advances from the FHLB of Dallas. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses.

     Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, adverse publicity relating to the savings and loan industry, and similar matters. Further, the disparity in FICO Bond interest payments, as described herein, could result in us losing deposits to BIF members that have lower costs of funds and, therefore, are able to pay higher rates of interest on deposits. Management monitors projected liquidity needs and determines the level desirable, based in part on our commitments to make loans and management's assessment of our ability to generate funds.

     The Bank is subject to federal regulations that impose certain minimum capital requirements. At June 30, 1998 the Bank was in compliance with all applicable capital requirements.

IMPACT OF INFLATION AND CHANGING PRICES

     The Company' s financial statements and the accompanying notes presented elsewhere in this document, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of our operations. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

RECENT  PRONOUNCEMENTS

     FASB STATEMENT ON ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. In June 1996, FASB issued SFAS No. 125, which will be effective, on a prospective basis, for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. SFAS No. 125 supersedes SFAS No. 122, Accounting for Mortgage Servicing Rights. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. SFAS No. 125 extends the "available for sale" and "trading" approach of SFAS No. 115 to non-security financial assets that can be contractually prepaid or otherwise settled in such a way that the holder of the asset would not recover substantially all of its recorded investment. In addition, SFAS No. 125 amends SFAS No. 115 to prevent a security from being classified as held to maturity if the security can be prepaid or settled in such a manner that the holder of the security would not recover substantially all of its recorded investment. The extension of the SFAS No. 115 approach to certain non-security financial assets and the amendment to SFAS No. 115 are effective for financial assets held on or acquired after January 1, 1997. The Company adopted SFAS No. 125 on January 1, 1997. There was no impact on its financial position, results of operations or liquidity as a result of such adoption.

     FASB STATEMENT ON EARNINGS PER SHARE. In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS 128 supersedes APB Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share and fully diluted earnings per share with diluted earnings per share. It also requires dual presentation of basis and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires the reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. This statement was effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS No. 128 was adopted by the Company in the interim period ended December 31, 1997. The adoption of SFAS No. 128 did not materially impact the Company's financial position, results of operations or liquidity.

     FASB STATEMENT ON DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. In February 1997, the FASB issued SFAS No. 129. The Statement incorporates the disclosure requirements of APB Opinion No. 15, "Earnings per Share," and makes them applicable to all public and nonpublic entities that have issued securities addressed by the Statement. APB Opinion No. 15 requires disclosure of descriptive information about securities that is not necessarily related to the computation of earnings per share. The statement continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinion NO. 10, Omnibus Opinion - 1966 and No. 15, Earnings Per Share and FASB Statement No. 47, Disclosure of Long-Term Obligations, for entities that were subject to the requirements of those standards. This Statement eliminates the exemption of nonpublic entities from certain disclosure requirements of Opinion 15 as provided by Statement No. 21, Suspension of the Reporting of Earnings per Share and Segment Information for Nonpublic Enterprises. It supersedes specific disclosure requirements of Opinion 10 and 15 and Statement 47 and consolidates them in this Statement for ease of retrieval and for greater visibility to nonpublic entities. This Statement was effective for financial statements for periods ending after December 15, 1997, and was adopted by the Company in the interim period ended December 31, 1997. The adoption of SFAS No. 128 did not materially impact the Company's financial position, results of operations or liquidity.

     FASB STATEMENT ON REPORTING COMPREHENSIVE INCOME. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires entities presenting a complete set of financial statements to include details of comprehensive income that arise in the reporting period. Comprehensive income consists of net income or loss for the current period and other comprehensive income, expense, gains and losses that bypass the income statement and are reported in a separate component of equity, i.e., unrealized gains and losses on certain investment securities. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company does not believe that adoption of SFAS No. 130 will have a material adverse effect on its financial position, results of operations or liquidity..

     FASB STATEMENT ON DISCLOSURES REGARDING SEGMENTS. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise" but retains the requirement to report information about major customers. It amends Statement No. 94, "Consolidation of all Majority-Owned Subsidiaries" to remove the special disclosure requirements for previously unconsolidated subsidiaries. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. The Company does not believe the impact of adopting SFAS No. 131 will be material to its financial position, results of operations or liquidity.

     FASB STATEMENT ON ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those assets at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; a hedge of the exposure to variable cash flows of forecasted transactions; or a hedge of the exposure of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation of the derivative as a hedge. SFAS No. 133 is effective for fiscal quarters beginning after June 30, 1999. The Company does not believe that adoption of SFAS No. 133 will have a material impact on its financial position, results of operations or liquidity.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                         Page
                                                                                                         ----
Independent Auditors= Report..........................................................................    37

Consolidated Statements of Financial Condition at June 30, 1998 and 1997..............................    38

Consolidated Statements of Operations for the Years Ended June 30, 1998 and 1997......................    39

Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1998 and 1997............    40

Consolidated Statements of Cash Flows for the Years Ended June 30, 1998 and 1997......................    41

Notes to Consolidated Financial Statements............................................................    43

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
North Arkansas Bancshares, Inc.:

We have audited the accompanying consolidated statements of financial condition of North Arkansas Bancshares, Inc. and subsidiary (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North Arkansas Bancshares, Inc. and subsidiary as of June 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                     /s/ KPMG Peat Marwick LLP
                                     -------------------------
                                     KPMG Peat Marwick LLP


Little Rock, Arkansas
August 7, 1998

                        NORTH ARKANSAS BANCSHARES, INC.
                                AND SUBSIDIARY

                Consolidated Statements of Financial Condition

                            June 30, 1998 and 1997

                                   ASSETS                                    1998                     1997
                                                                      ------------------       -------------------
Cash and amounts due from banks, includes interest
  bearing deposits of $1,167,778 and $603,729 in 1998
  and 1997, respectively                                                     $ 2,094,104                   884,002
Certificates of deposit with other financial institutions                      1,990,000                   691,000
Investment securities held-to-maturity, at cost (notes 2 and 9)               11,243,627                 5,922,956
Loans receivable, net (notes 3, 4 and 9)                                      25,592,938                24,794,194
Real estate acquired in settlement of loans, net                                 535,700                         -
Office properties and equipment, net (note 6)                                  1,623,226                 1,651,298
Accrued interest receivable (note 7)                                             313,422                   227,356
Other assets (note 10)                                                           295,608                   207,760
                                                                             -----------                ----------
              Total assets                                                   $43,688,625                34,378,566
                                                                             ===========                ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits (notes 2 and 8)                                                     $34,270,664                31,072,533
Federal Home Loan Bank advances (note 9)                                       3,969,525                   618,389
Other liabilities (notes 10 and 12)                                              122,202                   421,375
                                                                             -----------                ----------
              Total liabilities                                               38,362,391                32,112,297

Stockholders' equity (notes 13 and 15):
  Preferred stock, $.01 par value per share.  3,000,000 shares
    authorized, no shares issued or outstanding                                        -                         -
  Common stock, $.01 par value per share, 9,000,000 shares
    authorized, 370,300 shares issued and outstanding at
    June 30, 1998 (none at June 30, 1997)                                          3,703                         -
  Additional paid-in capital                                                   3,298,267                         -
  Retained earnings - substantially restricted (note 10)                       2,290,880                 2,266,269
  Loan to employee stock ownership plan (note 16)                               (266,616)                        -
                                                                             -----------                ----------
              Total stockholders' equity                                       5,326,234                 2,266,269

Commitments and contingencies (notes 11, 12 and 14)
                                                                             -----------                ----------
                                                                             $43,688,625                34,378,566
                                                                             ===========                ==========

See accompanying notes to consolidated financial statements.

                        NORTH ARKANSAS BANCSHARES, INC.
                                AND SUBSIDIARY

                     Consolidated Statements of Operations

                      Years ended June 30, 1998 and 1997

                                                                    1998                1997
                                                               -------------       -------------
Interest income:
  Loans receivable                                                $2,091,614           2,011,121
  Deposits in other financial institutions                           167,336              72,337
  Mortgage-backed securities                                         393,568             338,621
  Investment securities                                               88,896              71,261
                                                                  ----------           ---------
     Total interest income                                         2,741,414           2,493,340
                                                                  ----------           ---------

Interest expense:
  Deposits (note 8)                                                1,617,847           1,540,820
  Federal Home Loan advances                                          98,750              56,074
                                                                  ----------           ---------
     Total interest expense                                        1,716,597           1,596,894
                                                                  ----------           ---------
     Net interest income                                           1,024,817             896,446
Provision for loan losses (note 4)                                   156,341              90,000
                                                                  ----------           ---------
     Net interest income after provision for loan losses             868,476             806,446
                                                                  ----------           ---------
Non-interest income - other                                           67,948              19,156
                                                                  ----------           ---------

Non-interest expenses:
  Salaries and employee benefits (notes 12 and 16)                   454,293             647,478
  Legal and professional fees                                         73,723              12,032
  Data processing fees                                                78,890              62,313
  Federal insurance expense (note 13)                                 19,539             217,054
  Furniture and equipment expense                                     48,325              32,953
  Occupancy expense                                                   57,678              58,516
  Other expense                                                      166,694             127,020
                                                                  ----------           ---------
                                                                     899,142           1,157,366
                                                                  ----------           ---------
     Income (loss) before income taxes                                37,282            (331,764)
Income tax expense (benefit) (note 10)                                12,671            (132,991)
                                                                  ----------           ---------
     Net income (loss)                                            $   24,611            (198,773)
                                                                  ==========           =========
Earnings per share - basic and diluted                               $.12                  -
                                                                      ===                =====

See accompanying notes to consolidated financial statements.

                        NORTH ARKANSAS BANCSHARES, INC.
                                AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity

                      Years ended June 30, 1998 and 1997



                                                                                   LOAN TO
                                                                                  EMPLOYEE
                                                   ADDITIONAL                       STOCK           TOTAL
                                      COMMON         PAID-IN       RETAINED       OWNERSHIP     STOCKHOLDERS'
                                      STOCK          CAPITAL       EARNINGS         PLAN            EQUITY
                                    ---------    -------------   -----------    ------------   ---------------
Balance at June 30, 1996            $   -              -           2,465,042           -             2,465,042

Net loss                                -              -            (198,773)          -              (198,773)
                                    ---------    -------------   -----------    ------------   ---------------

Balance at June 30, 1997                -              -           2,266,269           -             2,266,269

Issuance of common stock, net
  of conversion costs (note 15)         3,703      3,298,267           -               -             3,301,970

Loan to employee stock ownership
  plan (note 16)                        -              -               -            (296,240)         (296,240)

Loan principal repayment for
  employee stock ownership plan         -              -               -              29,624            29,624

Net income                              -              -              24,611           -                24,611
                                    ---------    -------------   -----------    ------------   ---------------

Balance at June 30, 1998            $   3,703      3,298,267       2,290,880        (266,616)        5,326,234
                                    =========    =============   ===========    ============   ===============

See accompanying notes to consolidated financial statements.

                        NORTH ARKANSAS BANCSHARES, INC.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                      Years ended June 30, 1998 and 1997



                                                                                  1998                  1997
                                                                               ----------            ----------
Cash flows from operating activities:
  Net income (loss)                                                            $    24,611             (198,773)
  Adjustments to reconcile net income (loss) to net cash (used)
    provided by operating activities:
      Depreciation and amortization                                                 63,162               57,395
      Loss on sale of real estate owned                                             -                    23,208
      FHLB stock dividends                                                          -                   (15,800)
      Net premium amortization on investments                                       15,893               10,752
      Provision for loan losses                                                    156,341               90,000
      Increase in interest receivable                                              (86,066)                (361)
      Increase in other assets                                                      (1,514)            (109,428)
      Increase (decrease) in other liabilities                                    (255,911)             232,896
                                                                               -----------           ----------
        Net cash (used) provided by operating activities                           (83,484)              89,889
                                                                               -----------           ----------

Cash flows from investing activities:
  Purchase of held to maturity ("HTM") securities                               (7,126,295)            (850,310)
  Proceeds from maturities/principal repayments of
    HTM securities                                                               1,789,731            1,242,750
  Net increase in loans receivable                                              (1,365,785)          (2,427,390)
  Purchase of loans                                                                 -                  (500,000)
  Net (increase) decrease in certificates of deposit with
    other financial institutions                                                (1,299,000)             199,000
  Purchase of office properties and equipment                                      (33,847)             (41,713)
  Proceeds from sale of real estate owned                                           -                   105,926
                                                                               -----------           ----------
        Net cash used in investing activities                                   (8,035,196)          (2,271,737)
                                                                               -----------           ----------

Cash flows from financing activities:
  Net cash received for assumption of liabilities (note 5)                       3,837,959               -
  Net (decrease) increase in deposits and advances
    from borrowers                                                                (895,667)           1,414,175
  Net increase in Federal Home Loan advances                                     3,351,136              484,473
  Cash received from stock issue (note 15)                                       3,703,000               -
  Cash paid for cost of stock conversion (note 15)                                (401,030)              -
  Increase in loan to employee stock ownership plan                               (266,616)              -
                                                                               -----------           ----------
        Net cash provided by financing activities                                9,328,782            1,898,648
                                                                               -----------           ----------
Net increase (decrease) in cash and amounts due from banks                       1,210,102             (283,200)
Cash and amounts due from banks at beginning of year                               884,002            1,167,202
                                                                               -----------           ----------
Cash and amounts due from banks at end of year                                 $ 2,094,104              884,002
                                                                               ===========           ==========

                                                                                                     (Continued)

                        NORTH ARKANSAS BANCSHARES, INC.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                      Years ended June 30, 1998 and 1997



                                                                         1998                 1997
                                                                      ----------           ---------
Supplemental disclosures of cash flow information:
    Noncash investing activities:
        Transfers from loans to real estate acquired
            through foreclosure                                      $  535,700              25,304
        Sale of properties and equipment in exchange for
            loan receivable                                             125,000                -
        Transfers from real estate acquired through
            foreclosure to other assets                                    -                 20,000
    Cash paid during the year:
        Interest on deposits                                          1,601,733           1,544,363
        Income taxes                                                       -                 10,860
                                                                     ==========           =========


See accompanying notes to consolidated financial statements.

                        NORTH ARKANSAS BANCSHARES, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            June 30, 1998 and 1997

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     North Arkansas Bancshares, Inc. ("the Company" or "the Parent") was incorporated on September, 1997 in connection with its wholly-owned subsidiary's, Newport Federal Savings Bank ("the Bank"), conversion from a Federally-chartered mutual saving bank to a Federally-chartered stock savings bank, as approved by the Office of Thrift Supervision ("OTS") (note
     15). The accounting principles used and methods of applying them conform with generally accepted accounting principles and practices within the savings and loan industry. The following are descriptions of the more significant of the accounting and reporting policies.

     (A)  BASIS OF FINANCIAL STATEMENT PRESENTATION

          In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. Actual results could differ significantly from those estimates.

          Management believes that the allowance for losses on loans is adequate. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     (B)  PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the financial statements of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

     (C)  INVESTMENT SECURITIES

          Investment securities consist of mortgage-backed, U.S. Government agency and state and political subdivision securities. The Bank classifies its investment securities into one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Bank has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All investment securities were classified as held-to-maturity at June 30, 1998 and 1997.

                                                                     (Continued)

                        NORTH ARKANSAS BANCSHARES, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            June 30, 1998 and 1997

      Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

      A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

(D)   ALLOWANCE FOR LOSSES

      Management, considering current information and events regarding the borrowers ability to repay their obligations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN" as amended by SFAS No. 118, considers a note to be impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured using discounted cash flows, except when it is determined that the sole (remaining) source of repayment for the loans is the operation or liquidation of the underlying collateral. In such case, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows. If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest), impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses.

      The accrual of interest on a loan is discontinued when, in management's judgment, the interest will not be collectible in the normal course of business. Also, in accordance with regulatory guidelines, a loan is placed on nonaccrual status when it becomes 90 days past due (although said loan would not necessarily be considered impaired). When interest is discontinued, all interest previously accrued in the current year, but not collected, is reversed against interest income. Any interest accrued in prior years is charged against the allowance for loan losses. Subsequent cash receipts are generally applied to reduce the unpaid principal balance. A loan is returned to accrual status and is no longer considered to be impaired when it becomes current as to principal and interest or demonstrates a period of performance under the contractual terms.

      The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based upon the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

                                                                     (continued)

                        NORTH ARKANSAS BANCSHARES, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            June 30, 1998 and 1997

(E)   REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS

      Real estate properties acquired through loan foreclosure are initially recorded at the lower of the related loan balance, less any specific allowance for loss, or fair value at the date of foreclosure less estimated costs to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding property are expensed.

      Valuations are periodically performed by management and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated net realizable value. Losses of $89,000 and $12,000 were recognized at June 30, 1998 and 1997, respectively, to write down real estate acquired in the settlement of loans to its estimated net realizable value.

(F)   LOAN ORIGINATION FEES AND RELATED COSTS

      Loan fees are accounted for in accordance with SFAS No. 91. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in income over the contractual life of the loan, adjusted for estimated prepayments, using the level-yield method.

(G)   INTEREST INCOME

      Discounts and premiums on investment securities and loans are accreted/amortized over the estimated remaining lives of the securities and loans using a method which approximates the level yield method. Interest income on loans is recognized under the interest method, a basis which approximates a level rate of return over the term of the loan.

(H)   GOODWILL

      Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. The Bank assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Bank's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

(I)   OFFICE PROPERTIES AND EQUIPMENT

      Office properties and equipment are carried at cost less accumulated
      depreciation.   Depreciation  is computed under the straight-line method
      over a period of 5 to 30 years. Maintenance and repairs are charged to expense as incurred.

                                                                     (continued)

                        NORTH ARKANSAS BANCSHARES, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            June 30, 1998 and 1997

(J)   IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

      Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(K)  INCOME TAXES

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(L)   CASH AND CASH EQUIVALENTS

      For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the consolidated statements of financial condition caption "cash and amounts due from banks."

(M)  EARNINGS PER SHARE

      The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE," on a retroactive basis, which requires entities report both basic and diluted earnings per share for
      1998 and all prior years.   Because of the conversion from a Federally-
      chartered mutual savings bank to a Federally-chartered stock savings bank on December 18, 1997, there were no outstanding shares of common stock and no earnings per share data for June 30, 1997, and the weighted average shares outstanding at June 30, 1998 have been weighted for the time that the common shares were outstanding to the total time in the 1998 year. A reconciliation of the numerator and denominator of both basic and diluted earnings per share is shown below:

                                                    JUNE 30,
                                                      1998
                                                   ----------
          Earnings per share:
             Numerator (net earnings)               $ 24,611
                                                    ========
             Dominator (weighted average shares
                outstanding)                        $199,551
                                                    ========
             Earnings per share                     $    .12
                                                    ========

                                                                     (continued)

                        NORTH ARKANSAS BANCSHARES, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            June 30, 1998 and 1997

(N)   YEAR 2000

      The Company has developed a plan to deal with the Year 2000 problems and has begun converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by December 1998. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The total cost of the project is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

(O)   INTEREST RATE RISK

      The Bank's asset base is exposed to risk including the risk resulting from changes in interest rates and changes in the timing of cash flows. Management monitors the effect of such risks by considering the mismatch of the maturities of its assets and liabilities in the current interest rate environment and the sensitivity of assets and liabilities to changes in interest rates. The Bank has considered the effect of significant increases and decreases in interest rates and believes such changes, if they occurred, would be manageable and would not affect the ability of the Bank to hold its assets as planned.

(P)   RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform to current year presentation.

(2) INVESTMENT SECURITIES

    The carrying value, unrealized gains, unrealized losses and estimated fair value of held to maturity investment securities are as follows:

                                                  OBLIGATIONS
                                     U.S.          OF STATES      MORTGAGE-
                                  GOVERNMENT     AND POLITICAL      BACKED       OTHER
                                   AGENCIES       SUBDIVISIONS    SECURITIES   SECURITIES        TOTAL
                                ---------------  --------------  ------------  ----------  ------------------
Investments held to maturity:
June 30, 1998:
     Carrying value               $3,000,000           47,500      7,895,435      300,692        11,243,627
     Unrealized gains                     36                -         50,735            -            50,771
     Unrealized losses                (8,539)               -        (45,803)           -           (54,342)
                                  ----------           ------      ---------      -------        ----------
       Fair value                 $2,991,497           47,500      7,900,367      300,692        11,240,056
                                  ==========           ======      =========      =======        ==========

 Investments held to maturity:
   June 30, 1997:
     Carrying value               $  500,000           62,500      5,076,965      283,491         5,922,956
     Unrealized gains                      -                -         82,837            -            82,837
     Unrealized losses                  (289)               -        (54,494)           -           (54,783)
                                  ----------           ------      ---------      -------        ----------
       Fair value                 $  499,711           62,500      5,105,308      283,491         5,951,010
                                  ==========           ======      =========      =======        ==========

                                                                (continued)

                        NORTH ARKANSAS BANCSHARES, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            June 30, 1998 and 1997

     Mortgage-backed securities held by the Bank at June 30, 1998 and 1997 were issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.

     As a member of the Federal Home Loan Bank System, the Bank is required to maintain an investment ($300,692 and $282,892 at June 30, 1998 and 1997, respectively, and included in other held to maturity securities) in the capital stock of the Federal Home Loan Bank in an amount equal to 1% of its outstanding home loans. No ready market exists for such stock and it has no quoted market value.

     The amortized cost and estimated fair value of debt securities held to maturity at June 30, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

                                                                  AMORTIZED             ESTIMATED
                                                                     COST               FAIR VALUE
                                                             --------------------  --------------------
          Due in one year or less                                     $       --                    --
          Due after one year through five years                         2,007,500             2,003,689
          Due after five years through ten years                           12,500                12,500
          Due after ten years                                           1,027,500             1,022,808
                                                                      -----------            ----------
                                                                        3,047,500             3,038,997
          Mortgage-backed securities                                    7,895,435             7,900,367
          Other                                                           300,692               300,692
                                                                      -----------            ----------
                                                                      $11,243,627            11,240,056
                                                                      ===========            ==========

     Investment securities with a par value of approximately $1,665,200 and $1,640,300 at June 30, 1998 and 1997, respectively, were pledged to secure public deposits.

(3)  LOANS RECEIVABLE

     Loans receivable consist of the following at June 30:


                                                                1998                  1997
                                                            -----------            ----------
          First mortgage loans                              $21,274,807            21,227,604
          Loans to depositors, secured by savings               693,996               443,472
          Property improvement loans                            516,925               666,078
          Consumer loans                                      2,806,855             2,520,014
          Commercial loans                                      491,650                92,938
                                                            -----------            ----------
                                                             25,784,233            24,950,106
          Less:
             Unearned discounts on loans purchased                2,294                 5,780
             Net deferred loan fees                                 132                   337
             Allowance for losses (note 4)                      188,869               149,795
                                                            -----------            ----------
                                                            $25,592,938            24,794,194
                                                            ===========            ==========

                                                                (continued)

                        NORTH ARKANSAS BANCSHARES, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            June 30, 1998 and 1997

     Loans serviced for others at June 30, 1998 and 1997, were $179,083 and $291,699, respectively.

     Approximately 65% of the Bank's loans are first mortgage loans on 1-to-4 family residences located in Jackson County, Arkansas, which is the Bank's primary operating territory. These loans are expected to be repaid from the borrower's personal income or proceeds from the sale of the residence. The Bank's normal collateral policy is to require an initial loan to collateral value ratio of 80% or less.

     Loans to executive officers and directors are, in the opinion of management, made in the ordinary course of business and at substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans of like qualities and risk of collectibility. The aggregate indebtedness of these individuals to the Bank is summarized as follows:

          Balance at June 30, 1996              $ 662,914
             Additions                            193,207
             Repayments                          (130,747)
                                                ---------
          Balance at June 30, 1997                725,374
             Additions                            416,775
             Repayments                          (202,452)
                                                ---------
          Balance at June 30, 1998              $ 939,697
                                                =========

(4)  ALLOWANCE FOR LOSSES ON LOANS

     The following summarizes the activity in the allowance for losses on loans:

          Balance at June 30, 1996              $  73,000
          Provision for losses                     90,000
          Charge-offs                             (13,205)
                                                ---------
          Balance at June 30, 1997                149,795
          Provision for losses                    156,341
          Charge-offs                            (117,267)
                                                ---------
          Balance at June 30, 1998              $ 188,869
                                                =========

(5)  ACQUISITIONS

     Effective January 22, 1998, the Company purchased certain non-earning assets and assumed certain deposit liabilities of the Newport, Arkansas branch of NationsBank, N.A. ("Nations Branch"). In accordance with the terms of the purchase and assumption agreement, the Company received cash of $3,837,959 and assumed certain deposits and other liabilities of $4,050,536. This acquisition has been accounted for under the purchase method of accounting for business combinations. The results
                                                                (continued)

                        NORTH ARKANSAS BANCSHARES, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            June 30, 1998 and 1997

     of operations of the Nations Branch acquisition has been consolidated into the Company's results of operations from the acquisition date forward. The allocation of the purchase price to assets acquired and liabilities assumed in connection with this acquisition is as follows:

                                                           NATIONS BRANCH
                                                  -----------------------------
          Assets acquired:
                   Cash                                     $3,837,959
                   Net property and equipment                  125,000
                   Goodwill                                     87,577
                                                            ----------
                                                            $4,050,536
                                                            ==========
          Liabilities assumed:
                   Deposits                                 $4,036,339
                   Other liabilities                            14,197
                                                            ----------
                                                            $4,050,536
                                                            ==========

     The pro forma effects in 1998 and 1997 related to this acquisition have not been presented because the effects of such were immaterial.

(6)  OFFICE PROPERTIES AND EQUIPMENT

     Office properties and equipment consist of the following at June 30:


                                                 1998           1997
                                              ----------     ---------
          Land                                $  320,866       320,866
          Buildings and improvements           1,375,257     1,375,257
          Furniture and equipment                522,674       501,694
                                              ----------     ---------
                                               2,218,797     2,197,817
          Less accumulated depreciation         (595,571)     (546,519)
                                              ----------     ---------
                                              $1,623,226     1,651,298
                                              ==========     =========

     Included in office properties is land and a building with a book value of approximately $225,000 that is being leased on a month-to-month basis.
                                                                (continued)

                        NORTH ARKANSAS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1997


(7)   ACCRUED INTEREST RECEIVABLE

      Accrued interest receivable consists of the following at June 30:

                                                 1998           1997
                                                 ----           ----
         Loans                                 $198,578        180,934
         Mortgage-backed securities              50,033         33,711
         Investment securities                   61,260         11,295
         Certificates of deposit                  3,551          1,416
                                               --------        -------
                                               $313,422        227,356
                                               ========        =======


(8)   DEPOSITS

      Deposits consist of the following at June 30:

                                                           1998          1997
                                                           ----          ----
         Money market                                 $   262,952       325,336
         NOW accounts (2.40% in 1998 and 1997)          2,179,945     1,669,713
         Passbook accounts (3.00% in 1998 and 1997)     1,937,762     1,892,596
         Other noninterest bearing/checking             1,724,417       982,720
                                                       ----------     ---------
                                                        6,105,076     4,870,365
         Certificates:
            3.00% to 3.99%                                178,373        --
            4.00% to 4.99%                                876,409        83,631
            5.00% to 5.99%                             23,751,803    26,118,537
            6.00% to 6.99%                              3,359,003        --
                                                       ----------    ----------
                                                       28,165,588    26,202,168
                                                       ----------    ----------
                Total                                 $34,270,664   $31,072,533
                                                       ==========   ===========

         Weighted average cost of deposits              4.9%          5.2%
                                                        ===           ===

      The aggregate amount of certificates of deposit, each with a minimum denomination of $100,000, was approximately $4,207,000 and $3,361,000 at June 30, 1998 and 1997, respectively. The amount of an individual deposit exceeding $100,000 is not insured by the Federal Deposit Insurance Corporation.

      A summary of certificates by maturity at June 30, 1998 is approximately as follows:

         Less than one year                                     $20,177,000
         One to two years                                         2,364,000
         Two to three years                                       2,841,000
         Three to four years                                      1,460,000
         Four to five years                                       1,324,000
                                                                -----------
                                                                $28,166,000
                                                                ===========

                                                                (continued)

                        NORTH ARKANSAS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1997



     Interest expense on deposits consists of the following at June 30:

                                            1998                1997
                                            ----                ----
       Money Market                     $    7,386             10,777
       NOW accounts                         44,457             37,390
       Passbook accounts                    58,072             47,738
       Certificates                      1,507,932          1,444,915
                                        ----------          ---------
                                        $1,617,847          1,540,820
                                        ==========          =========

     Some of the directors, officers, and employees of the Bank are also customers. As such customers, at June 30, 1998 and 1997, the aggregate deposits of those individuals were approximately $390,000 and $439,000, respectively.

(9)  FEDERAL HOME LOAN BANK ADVANCES

     Federal Home Loan Bank (FHLB) advances at June 30, 1998 and 1997 consist of long-term obligations of $3,069,525 and $118,389, respectively, which have maturity dates varying from August 2003 to March 2008 and are payable in monthly installments including interest of approximately 5.8% with principal and interest due at maturity. In addition, at June 30, 1998 and 1997, advances include a short-term obligation of $900,000 and $500,000, respectively, with interest of approximately 5.6%. Pursuant to a collateral agreement with the FHLB, advances are secured by certain investment securities and qualifying first mortgage loans.


(10) INCOME TAXES

     The components of income tax expense (benefit) are as follows:

                                                  1998           1997
                                                  ----           ----
       Current Federal income tax               $ 3,633        (87,342)
       Deferred                                   9,038        (45,649)
                                                -------       --------
   Total                                        $12,671       (132,991)
                                                =======        =======

   The actual tax expense (benefit) for 1998 and 1997 differs from the "expected" tax expense (benefit) for those years (computed by applying the U.S. Federal corporate tax rate of 34% to income (loss) before income taxes) as follows:

                                                         1998          1997
                                                         ----          ----
      Income tax expense (benefit) "expected" rate     $12,675        (112,800)
      Increase (decrease) in taxes resulting from:
         State income taxes, net of Federal
           income tax benefit                           (1,732)        (12,587)
         Other, net                                      1,728          (7,604)
                                                       -------         --------
                                                       $12,671       $(132,991)
                                                       =======         =======
      Effective tax rate                                 34.0%           40.1%
                                                         =====           ====

                                                                (continued)

                        NORTH ARKANSAS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1997



Included in other assets are refundable Federal taxes of $93,912 and $115,771 at June 30, 1998 and 1997, respectively. Included in other liabilities are net deferred tax liabilities of $13,940 and $4,903 at June 30, 1998 and 1997, respectively.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at June 30, 1998 and 1997 are presented below:

                                                  1998           1997
                                                  ----           ----
Deferred tax assets:
  Net operating loss carryforwards            $ 19,074          16,698
  Contribution carryforwards                    13,876          11,502
  Allowance for losses on loans                 36,644          35,239
  Other                                            903             903
                                               -------          ------
     Total gross deferred tax assets            70,497          64,342
                                               -------          ------

Deferred tax liabilities:
  Property and equipment, due to
    differences in depreciation                (41,493)        (33,109)
  Prepaid insurance, expensed as
    incurred for tax purposes                   (8,063)         (8,000)
  FHLB stock, primarily due to stock
    dividends not recognized for tax
    purposes                                   (34,515)        (27,867)
  Other                                           (366)           (269)
                                               -------         -------
      Total gross deferred tax liabilities     (84,437)        (69,245)
                                               -------         -------
      Net deferred tax liability              $(13,940)         (4,903)
                                               =======         =======

Based on the Company's historical ability to generate future taxable income exclusive of reversing temporary differences, management believes it is more likely than not that the Company will realize the benefits of the deferred tax assets at June 30, 1998 in future periods.

At June 30, 1998 the Company has net operating loss carryforwards for state income tax purposes of $293,445, which are available to offset future state taxable income, if any, through 2003.

Retained earnings at June 30, 1998 includes approximately $552,000 for which no deferred Federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses may create income for tax purposes only, which would be subject to the then current corporate income tax rate.
                                                                (continued)

                        NORTH ARKANSAS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1997


(11) COMMITMENTS AND CONTINGENCIES

     The Bank is a participant in a trusteed multi-employer retirement plan. The defined-benefit plan has noncontributory and contributory features and covers substantially all employees. Because this plan is a multi-employer plan, separate actuarial valuations are not available for each employer. The retirement plan's actuarial value is such that no contributions were required in 1998 or 1997.

     The Company, from time to time, is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position and results of operations.

(12) DIRECTOR'S RETIREMENT PLAN

     Effective May 29, 1997 the Bank adopted a retirement plan for directors. Participants in the plan are individuals who serve on the Bank's board on or after the effective date. The Bank contributed $22,498 to the plan in 1998 based on a defined performance factor. In 1997, the plan awarded benefits for past services rendered by each participant who was a director on the effective date. The 1997 funding for past services totaled $286,047 and is included in other liabilities at June 30, 1997. The Bank will contribute additional amounts to the plan each year based on a defined performance factor.

(13) REGULATORY MATTERS

     The Bank is subject to various regulatory capital requirements administered by the federal agencies. Failure to meet minimum requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-statement of financial condition items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 and tangible capital (as defined) to adjusted total assets (as defined). Management believes, as of June 30, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

     As of June 30, 1998, the most recent notification from the Office of Thrift Supervision ("OTS") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total capital (to risk weighted assets), Tier I capital (to risk weighted assets), Tier I capital (to adjusted total assets) and tangible capital (to adjusted total assets) ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's regulatory capital category.
                                                                (continued)

                        NORTH ARKANSAS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1997



   The Bank's approximate capital amounts and ratios are presented in the following table.

                                                                                                     MINIMUM REQUIRED
                                                                                                       TO BE WELL
                                                                       MINIMUM REQUIRED             CAPITALIZED UNDER
                                                                          FOR CAPITAL               PROMPT CORRECTIVE
                                                    ACTUAL             ADEQUACY PURPOSES            ACTION PROVISIONS
                                              -----------------        ------------------          -------------------
                                              AMOUNT      RATIO        AMOUNT       RATIO          AMOUNT        RATIO
                                              ------      -----        ------       -----          ------        -----
As of June 30, 1998:
  Total capital (to Risk
    Weighted Assets)                       $4,185,000      20.2%      $1,660,000        8.0%     $2,075,000          10.0%
  Tier I Capital (to Risk
    Weighted Assets)                        4,109,000      19.8          830,000        4.0       1,245,000           6.0
  Tier I Capital (to Adjusted
    Total Assets)                           4,109,000       9.6        1,714,000        4.0       2,142,000           5.0
  Tangible Capital (to
    Adjusted total Assets)                  4,109,000       9.6          643,000        1.5         643,000           1.5

As of June 30, 1997:
  Total capital (to Risk
    Weighted Assets)                        2,411,000      13.2        1,463,000        8.0       1,829,000          10.0
  Tier I Capital (to Risk
    Weighted Assets)                        2,266,000      12.4          732,000        4.0       1,097,000           6.0
  Tier I Capital (to Adjusted
    Total Assets)                           2,266,000       6.6        1,375,000        4.0       1,719,000           5.0
  Tangible Capital (to
    Adjusted Total Assets)                  2,266,000       6.6          516,000        1.5         516,000           1.5

   Tier I and tangible capital differ from stockholders' equity under generally accepted accounting principles by goodwill of approximately $76,000 at June 30, 1998. Total capital differs from retained earnings under generally accepted accounting principles due to general allowances for loan losses of approximately $184,000 and $145,000 at June 30, 1998 and 1997, respectively and goodwill of approximately $76,000 at June 30, 1998.

   The Bank pays annual assessments to the Savings Association Insurance Fund
   (SAIF). A one time SAIF assessment of $179,129 was recorded in September, 1996 and is included as Federal insurance expense in the accompanying 1997 consolidated statement of operations.
                                                         (continued)

                        NORTH ARKANSAS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1997


(14) FINANCIAL INSTRUMENTS

     SFAS No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS" ("SFAS 107"), requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. The following methods and assumptions were used by the Bank in estimating its fair value disclosures for financial instruments:

          CASH AND AMOUNTS DUE FROM BANKS - The carrying amount of such
          -------------------------------
          instruments is deemed to be a reasonable estimate of fair value.

          CERTIFICATES OF DEPOSIT WITH OTHER FINANCIAL INSTITUTIONS - The
          ---------------------------------------------------------
          estimated fair value of such instruments is based on discounted amounts receivable using current market rates for certificates with similar maturities.

          INVESTMENT SECURITIES - Fair values for investment securities are
          ---------------------
          based on quoted market prices.

          LOANS RECEIVABLE - Fair values are estimated for portfolios of loans
          ----------------
          with similar financial characteristics. Loans are segregated by type such as real estate, commercial and consumer which are also segmented into fixed and adjustable rate interest terms and by performing and nonperforming loans.

          The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Bank's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.

          Fair value for any significant nonperforming secured loans is based on recent external appraisals. If appraisals are not available or the loan is unsecured, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

          ACCRUED INTEREST RECEIVABLE - The carrying amounts of accrued interest
          ---------------------------
          approximate their fair values.

          DEPOSITS - The fair values disclosed for demand deposits are, as
          --------
          required by SFAS 107, equal to the amounts payable on demand at the reporting date (i.e., their stated amounts). The fair value of certificates of deposit are estimated by discounting the amounts payable at the certificate rates using the rates currently offered for deposits of similar remaining maturities.

          FEDERAL HOME LOAN BANK ADVANCES - The estimated fair value of advances
          -------------------------------
          from the FHLB is based on discounting amounts payable at contractual rates using current market rates for advances with similar maturities.
                                                                (continued)

                        NORTH ARKANSAS BANCSHARES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1997


   The approximate stated and estimated fair value of financial instruments are summarized below (in thousands of dollars):

                                                                      JUNE 30,
                                             ----------------------------------------------------------
                                                         1998                            1997
                                             -----------------------------     --------------------------
                                                STATED           ESTIMATED       STATED         ESTIMATED
                                                AMOUNT          FAIR VALUE       AMOUNT        FAIR VALUE
                                             ------------     ------------     -----------    -----------
Financial assets:
     Cash and amounts due from banks           $ 2,094,104       2,094,104         884,002        884,002
     Certificates of deposit with other
       financial institutions                    1,990,000       1,990,000         691,000        691,000
     Investment securities                      11,243,627      11,240,056       5,922,956      5,951,010
     Loans receivable, net                      25,592,938      25,946,058      24,794,194     25,178,798
     Accrued interest receivable                   313,422         313,422         227,356        227,356

Financial liabilities:
     Deposits:
       Demand accounts                           6,105,076       6,105,076       4,870,365      4,870,365
       Certificate accounts                     28,165,588      28,225,581      26,202,168     26,272,622
     Federal Home Loan Bank advances             3,969,525       3,969,525         618,389        613,921

     The Bank had off-statement of financial condition financial commitments at June 30, 1998 and 1997, which include approximately $180,000 and $253,000, respectively, of commitments to originate and fund loans. Of these off-statement of financial condition financial commitments, approximately $97,000 were fixed rate commitments at June 30, 1998 with a stated interest rate of approximately 7.1%. Of these off-statement of financial condition financial commitments, approximately $4,000 were fixed rate commitments at June 30, 1997 with a stated interest rate of approximately 11.5%.

(15) CONVERSION FROM MUTUAL TO STOCK ORGANIZATION

     On December 18, 1997 the Bank converted from a Federally chartered mutual savings bank to a Federally chartered stock savings bank. In connection with this conversion, the Bank issued all of its stock to the Parent and the Company issued 370,300 shares of common stock and received gross proceeds of $3,703,000. Costs associated with the conversion of $401,030 were accounted for as a reduction of gross proceeds.

     At the time of conversion, the Bank established a liquidation account, which is a memorandum account that does not appear on the statement of financial condition, in an amount equal to its retained earnings as reflected in the latest statement of financial condition used in the final conversion prospectus. The liquidation account is maintained for the benefit of eligible account holders who continue to maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation of the Bank (and only in such an event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock.
                                                                (continued)

                        NORTH ARKANSAS BANCSHARES, INC.

                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1997



(16) EMPLOYEE STOCK OWNERSHIP PLAN

     On October 31, 1997 the board of directors adopted an Employee Stock Ownership Plan ("ESOP") to provide stock awards to eligible employees of the Company. On December 18, 1997, the Company issued a promissory note to the ESOP for $296,240 to purchase shares of the Company's common stock. The ESOP will repay the note in annual payments of principal and interest through June 30, 2007. The first payment was due on June 30, 1998.

     The amount of the Company's annual contribution to the ESOP is at the discretion of the Company's board of directors. At June 30, 1998, the Company contributed approximately $45,000 to the ESOP which is included in salaries and employee benefits expense at June 30, 1998.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         Not applicable.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

BOARD OF DIRECTORS

     The following table sets forth the name of each director of the Company. Also set forth is certain other information with respect to each person's age, the year he first became a director of the Company's wholly owned subsidiary, the Bank and the expiration of his term as a director. All of the individuals were initially appointed as director of the Company in 1997 in connection with the Company's incorporation, except Mr. McMinn who was appointed in September 1998 to fill the vacancy caused by the death of Director Holmes.



                                         YEAR FIRST
                                         ELECTED AS
                              AGE AT      DIRECTOR    CURRENT TERM
NAME                      JUNE 30, 1998  OF THE BANK    TO EXPIRE
-----                     -------------  -----------  ------------
  O.E. Guinn, Jr.              69           1971          1999

  Kaneaster Hodges, Jr.        59           1979          1999

  John Minor                   64           1971          2000

  Brad Snider                  38           1991          2000

  J. C. McMinn                 63           1998 (1)      1998

______________
(1) Mr. McMinn was appointed to the Board of Director in September 1998 to fill the vacancy left by the death of Director Holmes.

     The principal occupation of each director of the Company for the last five years is set forth below.

     O.E. GUINN, JR. has been retired since 1994. Prior to his retirement, he was self-employed as an insurance salesman specializing in fire and casualty insurance. He is a member of the Chamber of Commerce and the Newport Lions Club.

     KANEASTER HODGES, JR. is an attorney in private practice in Newport. He is also involved in farming and real estate investments and operates a Newport-based energy conservation firm, PSE, LLC. He is a member of the Newport Relief Society, the Newport Levee District and the Walton Family Charitable Support Foundation. He also serves on the White River Basin Study Commission and the Arkansas State University-Beebe Charitable Foundation, Inc.

     JOHN MINOR is an insurance and real estate salesman in Newport. He is Past President of the Arkansas Professional Insurance Agents= League, Past President of the Lions Club, the Newport Booster Club and the Jackson County Wildlife Federation. He is a former member of the Newport School Board.
                                                                (continued)

     BRAD SNIDER has served as President and Chief Executive Officer and Director since 1991. He has served as President of the Newport Area Chamber of Commerce and serves on the boards of the United Way of Jackson County, the Arkansas League of Savings, the Newport Industrial Development Association and the Arkansas State University/Newport Foundation. He is also a Commissioner of the Newport Housing Authority of the City of Newport and is a member of the Rotary Club.

     J. C. MCMINN has served as Manager of Eldridge Supply Company, a farm implement supply company based in Newport since 1987. He is a member of the Newport Kiwanis Club. He served on the Newport Civil Service Commission, the City Beautiful Commission, the American Legion Baseball Committee and the Chamber of Commerce Agricultural Committee.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

     Pursuant to regulations promulgated under the Exchange Act, the Company's officers, directors and persons who own more than ten percent of the outstanding Common Stock are required to file reports detailing their ownership and changes of ownership in such Common Stock, and to furnish the Company with copies of all such reports. Based on the Company's review of such reports which the Company received during the last fiscal year, or written representations from such persons that no annual report of change in beneficial ownership was required, the Company believes that, during the last fiscal year, all persons subject to such reporting requirements have complied with the reporting requirements.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE. The following table sets forth the cash and non-cash compensation awarded to or earned by the Chief Executive Officer of the Company and the Bank. No other employee earned in excess of $100,000 for the year ended June 30, 1998.


                             ANNUAL COMPENSATION
                       -------------------------------
                                        OTHER ANNUAL       ALL OTHER
NAME            YEAR   SALARY   BONUS  COMPENSATION(1)  COMPENSATION(2)
--------------  -----  -------  -----  ---------------  ---------------
Brad Snider      1998  $75,245  $  --       $10,500           $4,085
                 1997   71,662     --        10,500            4,085

__________
(1)  Consists of director fees.
(2) Consists of premiums paid on behalf of Mr. Snider for split-dollar life insurance ($2,465) and disability insurance ($1,620).

     PENSION PLAN TABLE. The following table indicates the annual retirement benefit that would be payable under the plan upon retirement at age 65 to a participant electing to receive his retirement benefit in the standard form of benefit, assuming various specified levels of plan compensation and various specified years of credited service. Mr. Snider's credited years of service under the plan are 6.5 years.

                                    YEARS OF SERVICE
                       -------------------------------------------
     CAREER AVERAGE
      COMPENSATION        15       20       25       30       35
---------------------  -------  -------  -------  -------  -------
        $20,000        $ 4,500  $ 6,000  $ 7,500  $ 9,000  $10,500
         40,000          9,000   12,000   15,000   18,000   21,000
         60,000         13,500   18,000   22,500   27,000   31,500
         80,000         18,000   24,000   30,000   36,000   42,000
        100,000         22,500   30,000   27,500   45,000   52,500

      EMPLOYMENT AGREEMENT. The Bank has entered into an employment agreement with President, Brad Snider. Mr. Snider's base salary under the employment agreement is $75,245. The employment agreement has a term of three years. The agreement is terminable by the Bank for "just cause" as defined in the agreement. If the Bank terminate Mr. Snider without just cause or if Mr. Snider terminates his employment for "good reason", Mr. Snider will be entitled to a continuation of his salary from the date of termination through the remaining term of the agreement, plus an additional 12 months. The employment agreement also contains a provision stating that in the event of the termination of employment in connection with any change in control of the Company or the Bank, Mr. Snider will be paid a lump sum amount equal to 2.99 times his five year average annual taxable cash compensation. If such payments had been made under the agreement as of June 30, 1998, such payments would have equaled approximately $204,000. The aggregate payments that would have been made to Mr. Snider would be an expense to the Bank, thereby reducing the Bank's net income and the Bank's capital by that amount. The agreement may be renewed annually by the board of directors upon a determination of satisfactory performance within the board's sole discretion. If Mr. Snider shall become disabled during the term of the agreement, he shall continue to receive payment of 100% of the base salary for a period of up to 180 days. Such payments shall not be reduced by any other benefit payments made under other disability program in effect for employees. If Mr. Snider's employment terminates for a reason other than just cause, he will be entitled to purchase from the Bank family medical insurance through any group health plan maintained by the Bank.

DIRECTOR'S COMPENSATION

      Each of the directors is paid an annual fee of $10,500. Total aggregate fees paid to the directors for the year ended June 30, 1998 were $52,500 (including $10,500 paid to Paul K. Holmes, Jr. who passed away).

      DIRECTOR RETIREMENT PLAN. The Bank adopted the Newport Federal Savings Bank Retirement Plan for Directors, effective May 29, 1997. On the effective date, the Bank established a bookkeeping account in the name of each non-employee director, and credited each account with an amount equal to the product of (i) $2,898, and (ii) the director's full years of service as a director, up to 20 years. On each fiscal year end, each participant who is then a director and has 20 or fewer years of service shall have his account credited with an amount equal to the product of $2,898 and the safe performance factor, which is determined based on actual performance as compared to budgeted goals for return on average equity, non-performing assets and composite regulatory rating, provided that the safe performance factor may not exceed 1.2. Also on the effective date, the account of Brad Snider was credited for $60,000. On each June 30 during each of the years from 1998 until 2006, his account will be credited with an additional amount equal to the product of $19,600 and the safe performance factor. In the event Mr. Snider should die or become disabled, his account will be credited with an amount equal to the difference (if any) between
(i) 50% of the present value of all benefits which would have been credited to his account if he had otherwise remained employed by the Bank to age 65, and
(ii) the benefits which are actually credited to his account at the time of his death or disability. If his employment terminates in connection with or following a "change in control" of the Bank, his account will be credited with an amount equal to the difference (if any) between (i) 100% of the present value of all benefits which would have been credited to his account if he had otherwise remained employed by the Bank to age 65, and (ii) the benefits which are actually credited to his account at the time of his termination, subject to applicable "golden parachute" limitations under federal income tax laws. At June 30, 1998, approximately $49,000 would have been credited to Mr. Snider's account had a change in control occurred at such date and his employment agreement was also in effect. All amounts credited to participants= accounts are fully vested at all times. Until distributed in accordance with the terms of the plan, each participant's account will be credited with a rate of return equal to the Bank's highest rate of interest paid on certificates of deposit having a term of one year. Following the conversion, each participant may prospectively elect to have the dividend-adjusted rate of return on the common stock measure future appreciation.

      Each participant may elect to receive plan benefits in a lump sum cash payment or over a period shorter than ten years, and in the absence of an election will receive payments in ten substantially equal installments. In the event of a participant's death, the balance of his plan account will be paid in a lump sum (unless the participant elects a distribution period up to ten years) to his designated beneficiary, or if none, his estate.

      Any compensation accrued under the plan will be paid from the Bank's general assets. The Bank has established a trust in order to hold assets with which to pay compensation. Trust assets would be subject to claims of the Bank's general creditors. In the event a participant prevails over the Bank in a legal dispute as to the terms or interpretation of the plan, he would be reimbursed for his legal and other expenses. Upon the implementation of the plan, the Bank recognized compensation expense totaling $286,000 to provide for participants= initial account balances.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

      Persons and groups owning in excess of 5% of the Common Stock are required to file certain reports regarding such ownership pursuant to the Exchange Act with the Company and the Securities and Exchange Commission ("SEC"). Based on such reports (and certain other written information received by the Company), management knows of no persons other than those set forth below who owned more than 5% of the outstanding shares of Common Stock as of the Record Date. The following table sets forth, as of August 31, 1998, certain information as to those persons who were the beneficial owners of more than five percent (5%) of the Company's outstanding shares of Common Stock and the shares of Common Stock beneficially owned by each executive officer and director and by all executive officers and directors of the Company as a group.

                                                           PERCENT OF SHARES
NAME AND ADDRESS                   AMOUNT AND NATURE OF     OF COMMON STOCK
OF BENEFICIAL OWNER                BENEFICIAL OWNERSHIP(1)  OUTSTANDING (2)
--------------------               ----------------------- -----------------
PRINCIPAL STOCKHOLDERS:
North Arkansas Bancshares, Inc.             29,624 (2)          8.00%
Employee Stock Ownership Plan
200 Olivia Drive
Newport, Arkansas  72112

Jeffrey L. Gendell                          37,029              9.99%
200 Park Avenue, Suite 3900
New York, New York  10166

EXECUTIVE OFFICERS AND DIRECTORS:
O.E. Guinn, Jr.                              9,204              2.49
Kaneaster Hodges, Jr.                        9,784              2.64
John Minor                                   9,203              2.49
Brad Snider                                  9,882 (3)          2.67
J. C. McMinn                                   300               .08

All Executive Officers and Directors        38,373 (4)         10.36%
 as a Group (5 persons)

__________
(1) For purposes of this table, a person is deemed to be the beneficial owner of any shares of Common Stock if he or she has or shares voting or investment power with respect to such Common Stock or has a right to acquire beneficial ownership at any time within 60 days from the Record Date. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Except as otherwise noted, ownership is direct, and the named persons exercise sole voting and investment power over the shares of the Common Stock.
(2) These shares are held in a suspense account for future allocation among participating employees as the loan used to purchase the shares is repaid. The trustees of the North Arkansas Bancshares, Inc. Employee Stock Ownership Plan (the "ESOP"), currently Directors Minor, Guinn and Hodges , vote all allocated shares in accordance with instructions of the participants. Unallocated shares and shares for which no instructions have been received generally are voted by the ESOP trustees in the same ratio as participants direct the voting of allocated shares or, in the absence of such direction, as directed by the Company's Board of Directors. As of August 31, 1998 2,962 shares had been allocated.

(3)  Includes 882 shares allocated to Mr. Snider's account in the ESOP.
(4) Includes 882 shares which have been allocated to the accounts of executive officers in the ESOP. Does not include 26,662 unallocated shares held by the ESOP.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The Bank offers loans to its directors, officers, and employees. These loans currently are made in the ordinary course of business with the same collateral, interest rates and underwriting criteria as those of comparable transactions prevailing at the time and to not involve more than the normal risk of collectibility or present other unfavorable features. Under current law, the Bank's loans to directors and executive officers are required to be made on substantially the same terms, including interest rates, as those prevailing for comparable transactions and must not involve more than the normal risk of repayment or present other unfavorable features. Furthermore, loans above the greater of $25,000 or 5% of the Bank's capital and surplus (i.e., up to $500,000) to such persons must be approved in advance by a disinterested majority of the Board of Directors. At June 30, 1998, the Bank's loans to directors and executive officers totaled $939,697, or 17.64% of the Company's stockholders equity at that date.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.
-------------------------------------------------

     (A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

     (1) Financial Statements. The following financial statements are incorporated by reference from Item 7:

               Independent Auditors' Report
               Consolidated Statements of Financial Condition as of June 30, 1998 and 1997
               Consolidated Statements of Operations for the Years Ended June 30, 1998 and 1997
               Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1998 and 1997
               Consolidated Statements of Cash Flows for the Years Ended June 30, 1998 and 1997
               Notes to Consolidated Financial Statements

     (2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.

                                                                                              Page in
                                                                                           Sequentially
    No.     Description                                                                    Numbered Copy
   ----     -----------                                                                    -------------
    3.1     Charter of North Arkansas Bancshares, Inc.                                            *
    3.2     Bylaws of North Arkansas Bancshares, Inc.                                             *
      4     Form of Common Stock Certificate of North Arkansas Bancshares, Inc.                   *
   10.1     North Arkansas Bancshares, Inc. 1998 Stock Option and Incentive Plan                  *+
   10.2     North Arkansas Bancshares, Inc. Management Recognition Plan and Trust Agreement       *+
   10.3     Newport Federal Savings Bank Retirement Plan for Directors                            *+
   10.4     Employment Agreement between North Arkansas Bancshares, Inc. and Brad Snider          *+
   10.5     Guaranty Agreement between North Arkansas Bancshares, Inc. and Brad Snider            *+
   21       Subsidiaries of Registrant
   27       Financial Data Schedule (EDGAR only)

_____________
(*) Incorporated herein by reference from Registration Statement on Form SB-2 filed (File No. 333-35985).
(+)  Management contract or compensatory plan or arrangement.


     (B) REPORTS ON FORM 8-K. There were no Current Reports on Form 8-K filed
         -------------------
by the Company during the fourth quarter of fiscal year 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NORTH ARKANSAS BANCSHARES, INC.

September 24, 1998                   By: /s/ Brad Snider
                                         -------------------------------------
                                         Brad Snider
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Brad Snider                                      September 24, 1998
-----------------------------------------
Brad Snider
President and Chief Executive Officer
(Director and Principal Executive Officer)


/s/ O. E. Guinn, Jr.                                 September 24, 1998
-----------------------------------------
O.E. Guinn, Jr.
Vice Chairman of the Board
(Director)


/s/ Kaneaster Hodges, Jr.                            September 24, 1998
-----------------------------------------
Kaneaster Hodges, Jr.
(Director)


/s/ John Minor                                       September 24, 1998
-----------------------------------------
John Minor
(Director)