Form 10QSB
period 1998-09-30
NORTH ARKANSAS BANCSHARES INC
filed 1998-11-16
CIK 1045950

        U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549


                      FORM 10-QSB


(Mark One)

 [x]     Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1998

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

   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the pre-ceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   As of November 13, 1998, the issuer had 370,300 shares of Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

     Yes  [ ]                 No  [X]

                       CONTENTS

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Consolidated Financial Statements

        Consolidated Statements of Financial Condition as
           of September 30, 1998 (unaudited) and
           June 30, 1998. . . . . . . . . . . . . . . .  . . . 3

        Consolidated Statements of Operations for the Three
           Months Ended September 30, 1998 and 1997
           (unaudited). . . . . . . . . . . . . . . . . . . .  4

        Consolidated  Statements of Cash Flows for the
           Three Months Ended September 30, 1998 and 1997
           (unaudited). . . . . . . . . . . .  . . . . . . . . 5

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

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . .11

Item 4. Submissions of Matters to a Vote of Security Holders .11

Item 5. Other Information. . . . . . . . . . . . . . . . . . .11

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . .11

SIGNATURES

This Form 10-QSB contains forward-looking statements consisting of estimates or predictions concerning future operations with respect to the financial condition, results of operations and other business of North Arkansas Bancshares, Inc. that are subject to various factors which could cause actual results to differ materially from those estimates. Such statements are based on management's beliefs or interpretations of information currently available. Factors which could influence the estimates include changes in the national, regional and local market conditions, legislative and regulatory conditions and an adverse interest rate environment. In addition, the Year 2000 issue is extremely complex and compliance failures on the part of third parties that are outside the control of the Company, could have a material adverse impact on future operating results.

           PART I  -  FINANCIAL INFORMATION

             NORTH ARKANSAS BANCSHARES, INC.

       Consolidated Statements of Financial Condition

           September 30, 1998 and June 30, 1998


                                                        September 30,       June 30,
                                                           1998               1998
                                                      -------------    -------------
                                                       (Unaudited)
              Assets
              ------
Cash and amounts due from banks, includes interest
   bearing deposits of $1,261,486 and $1,167,778 at
   September 30, 1998 and June 30, 1998, respectively  $   1,649,367   $  2,094,104
Certificates of deposit with other financial
   institutions                                            2,092,000      1,990,000
Investment securities held-to-maturity, at cost           14,449,187     11,243,627
Loans receivable, net                                     25,842,585     25,592,938
Real estate owned                                            535,700        535,700
Office properties and equipment, net                       1,612,284      1,623,226
Accrued interest receivable                                  291,945        313,422
Other assets                                                 197,330        295,608
                                                      --------------   ------------
          Total assets                                $   46,670,398   $ 43,688,625
                                                      ==============   ============

      LIABILITIES AND STOCKHOLDER'S EQUITY
      ------------------------------------
Deposits                                              $   34,092,232   $ 34,270,664
Federal Home Loan Bank advances                            6,932,363      3,969,525
Other liabilities                                            261,568        122,202
                                                      --------------   ------------
          Total liabilities                               41,286,163     38,362,391

         STOCKHOLDERS EQUITY
         -------------------
Preferred stock, $0.01 par value per share,
  3,000,000 shares authorized, no shares issued
  or outstanding                                      $           --   $         --
Common stock, $0.01 par value per share 9,000,000
  shares authorized, 370,300 shares issued
  and outstanding at September 30, 1998 and
  June 30, 1998                                                3,703          3,703
Additional paid-in capital                                 3,298,267      3,298,267
Retained earnings - substantially restricted               2,348,881      2,290,880
Unearned ESOP shares                                        (266,616)      (266,616)
                                                      --------------   ------------
        Total stockholder's equity                         5,384,235      5,326,234
                                                      --------------   ------------
           Total liabilities and stockholder's
             equity                                   $   46,670,398   $ 43,688,625
                                                      ==============   ============

See accompanying notes to consolidated financial statements.

                 NORTH ARKANSAS BANCSHARES, INC.


              Consolidated Statements of Operations

     For the Three Months Ended September 30, 1998 and 1997
                           (Unaudited)

                                          Three Months Ended
                                              September 30,
                                          -------------------
                                           1998         1997
                                          -----        ------
Interest income:
    Loans receivable                      $523,349     $493,331
    Deposits in other financial
     institutions                           61,189       16,366
    Mortgage-backed securities             149,621       81,400
    Investment securities                   37,388       13,074
                                          --------     --------
          Total interest income            771,547      604,171
                                          --------     --------
Interest expense:
    Deposits                               425,317      395,757
    Federal Home Loan advances              66,306       10,034
                                          --------     --------
          Total interest expense           491,623      405,791
                                          --------     --------
           Net interest income             279,924      198,380
                                          --------     --------
Provision for loan losses                       --           --
     Net interest income after provision
       for loan losses                     279,924      198,380
                                          --------     --------
Non-interest income - other                 40,940       45,002
                                          --------     --------
Non-interest expenses:
     Salaries and employee benefits        111,191       95,843
     Contribution Expense-ESOP               7,404           --
     Legal and professional fees            10,775       10,301
     Data processing fees                   29,592       23,360
     Federal insurance expense               7,854        7,422
     Furniture and equipment expense         8,351        9,475
     Occupancy expense                      21,352       21,260
     Other                                  36,444       56,125
                                          --------     --------
                                           232,963      223,786
                                          --------     --------
           Income before income taxes       87,901       19,596
Income tax expense                          29,900           --
                                         _________     ________
           Net income                    $  58,001     $ 19,596
                                         =========     ========

Earnings per share (Note 3):
     Basic and diluted                   $    0.17     $ N/A
     Weighted average shares outstanding   343,638       N/A

See accompanying notes to consolidated financial statements.
                               4

PAGE>
              NORTH ARKANSAS BANCSHARES, INC.

            Consolidated Statements of Cash Flows

         Three Months Ended September 30, 1998 and 1997
                          (Unaudited)

                                                             Three Months Ended
                                                                September 30,
                                                           -------------------
                                                            1998        1997
                                                           ------       ------
Cash flows from operating activities:
   Net income                                            $   58,001     $  19,596
   Adjustment to reconcile net income to
      net cash provided by operating activities:
        Depreciation and Amortization                        16,768        15,342
        Loss on sale of real estate owned                        --           267
        FHLB stock dividends                                 (4,900)       (4,200)
        Net premium amortization on investments               6,998         2,727
        Decrease in interest receivable                      21,477        17,179
        Decrease in other assets                             97,035        27,955
        Increase (decrease) in other liabilities            139,366       (63,531)
                                                         ----------   -----------
               Net cash used by operating activities        334,745        15,335
                                                         ----------   -----------
Cash flows from investing activities:
   Purchase of held to maturity ("HTM") securities       (5,637,078)           --
   Proceeds from maturities/principal repayments
     of HTM securities                                    2,429,420       734,603
   Net increase in loan receivable                         (249,647)     (404,647)
   Net increase in certificates of
     deposit with other financial institutions             (102,000)           --
   Purchase of office properties and equipment               (4,583)      (19,219)
   Proceeds from sale of real estate owned                       --        16,739
                                                         ----------   -----------
               Net cash provided by (used in)
                 investing activities                    (3,563,888)      327,476

Cash flows from financing activities:
   Net decrease in deposits                                (178,432)     (780,488)
   Net increase in Federal Home Loan Bank
     advances                                             2,962,838       195,948
                                                         ----------   -----------
              Net cash (used in) provided by
                financing activities                      2,784,406      (584,540)
                                                         ----------   -----------
Net decrease in cash and amounts due from banks            (444,737)     (241,729)

Cash and amounts due from banks at beginning of period    2,094,104       884,002
                                                         ----------   -----------
Cash and amounts due from banks at end of period         $1,649,367   $   642,273
                                                         ==========   ===========

Supplemental disclosures of cash flow information:
    Noncash investing and financing activities:
        Transfers from real estate  acquired
          through foreclosure                            $       -- $      17,006
    Cash paid during the period:
      Interest on deposits                                  509,495       397,036
      Income taxes                                       $    2,000   $        --
                                                         ==========   ===========

See accompanying notes to consolidated financial statements.

            NORTH ARKANSAS BANCSHARES, INC.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


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

NOTE 2 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited financial statements (except for the statement of financial condition at June 30, 1998, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The account balances include only the accounts and operations of the Bank prior to December 18, 1997. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results expected for the full year.

NOTE 3 - EARNINGS PER SHARE

Earnings per share have been calculated in accordance with Financial Accounting Standards Board Statement No.128, "Earnings Per Share," and Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." For purposes of this computation, the number of shares of common stock purchased by the employee stock ownership plan (the "ESOP") which have not been allocated to participant's accounts are not assumed to be outstanding. As of September 30, 1998, 2,962 of the 29,624 shares of common stock held by the ESOP had been allocated to participants' accounts. The weighted average number of shares used for basic and diluted earnings per share for the three months ended September 30, 1998 were 343,638. Since no shares of common stock were issued and outstanding during the three months ended September 30, 1997, no earnings per share for that period is reported.

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

Upon consummation of the conversion, the Bank established a liquidation account in an amount equal to its retained earnings as reflected in the latest statement of financial condition used in the final conversion prospectus. The liquidation account will be maintained for the benefit of certain depositors of the Bank who continue to maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation of the Bank, such depositors will be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to the common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND JUNE
30, 1998

     The Company's total assets at September 30, 1998 were $46.7 million, an increase of $3.0 million, or 6.83%, from June 30, 1998's level of $43.7 million. The increase in assets was due to a $3.2 million increase in the Company's investment securities classified as held to maturity, partially offset by a decline of $445,000 in cash and interest-bearing deposits. The growth in assets was primarily funded by an increase in FHLB advances. Total FHLB advances rose from $4.0 million at June 30, 1998 to $6.9 million at September 30, 1998 for a net increase of $2.9 million. Cash and interest-bearing deposits totaled $1.6 million at September 30, 1998 as compared to $2.1 million at June 30, 1998.

     Net loans remained relatively constant during the period, increasing by only $250,000 from $25.6 million at June 30, 1998 to $25.8 million at September 30, 1998. While a total of $1.7 million in new loans were originated during the period, these originations were offset by loan repayments. Management anticipates that the Bank's loan portfolio will increase in future periods as proceeds from the stock offering are deployed into loans and other higher-yielding investments. Total deposits at September 30, 1998 were $34.1 million, a decline of $178,000 from June 30, 1998's level of $34.3 million. Total stockholders' equity at September 30, 1998 amounted to $5.4 million, up from $5.3 million at June 30, 1998 reflecting the retention of earnings from the period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
1998 AND 1997

     Net income for the three months ended September 30, 1998 was $58,000 as compared to net income of $20,000 for the three month period ended September 30, 1997, for an increase of $38,000 or 193.88%. The increase was primarily attributable to an increase in interest income, partially offset by an increase in interest expense and the provision for income taxes.

     Net interest income during the three months ended September 30, 1998 increased by $82,000 as compared to the same period in 1997 due to an increase in interest income, partially offset by an increase in interest expense. Total interest income increased by $167,000 to $772,000 due to the overall increase in interest earning assets as a result of the deployment of the conversion proceeds. Interest expense increased by $86,000 to $492,000 for the three months ended September 30, 1998 as compared to $406,000 for the three months ended September 30, 1997 due to increased balances of both deposits and FHLB advances. In January 1998, the Bank completed the purchase of the former NationsBank branch located in Newport, Arkansas. As part of the transaction, the Bank assumed approximately $4.0 million in deposit liabilities. The former NationsBank branch location was closed effective upon consummation of the acquisition.

     Non-interest income which consists mainly of deposit and loan fees amounted to $41,000 for the three months ended September 30, 1998 as compared to $45,000 for the three months ended September 30, 1997. Noninterest income for the 1997 period included certain nonrecurring items not present in the
1998 period.   Total non-interest expense increased by $9,000
during the 1998 period to $233,000 from $224,000 for the three months ended September 30, 1997 due primarily to increased compensation and employee benefit expenses, including the expense associated with the Bank's ESOP, partially offset by a reduction in miscellaneous expenses.




LIQUIDITY AND CAPITAL RESOURCES

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio at September 30, 1998 was 4%. For the month ended September 30, 1998 the Bank was in compliance. As a result of the conversion, the Bank's liquidity has increased due to the additional funds it received.

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

       At September 30, 1998, the Bank was in compliance with all applicable regulatory capital requirements with total core and tangible capital of $4.2 million (9.25% of adjusted total assets) and total risk-based capital of $4.4 million (21.53% of risk-weighted assets).

YEAR 2000 PLANNING

     Like most financial institutions, the Company's principal subsidiary relies extensively on computers in conducting its business. It has been widely reported that many computer programs currently in use were designed without adequately considering the impact of the upcoming change in century on their date codes. If these design flaws are not corrected, these computer applications may malfunction in the year 2000. The Company's mission-critical processing systems are provided by a third party. The third party provider has converted its hardware and software to a new year 2000 compliant system. The service provider tested its new system at selected sites (not including the Bank) in September 1998. The Bank has been provided with the results of such testing and is in the process of evaluating the results. In addition, the Bank will test this system on premises in February 1999.

     The Bank has developed a contingency plan to address the possibility that its efforts to become year 2000 compliant are not successful. The contingency plan provides that the Bank would process information manually. The Bank's third party provider has also adopted a contingency plan which calls for the recovery of processing and information at a back-up site, using back-up hardware. The Bank has also made arrangements to use any alternative third-party if its provider is not successful.

     The Bank has also evaluated its non-critical applications and has made necessary changes and/or the third party provider has made necessary changes. Testing for non-mission critical systems is expected to be completed by March 1999. The Bank has also evaluated its nontechnological systems to determine if any such systems may have embedded technology that could be affected by the year 2000 issue. As of the date hereof, the Bank does not anticipate that any such systems will be materially affected by the year 2000.

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

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

          Exhibit 27     Financial Data Schedule (EDGAR only)

          (b)  Reports on Form 8-K.  During the quarter ended
               September 30, 1998, the registrant did not file any current reports on Form 8-K.

                      SIGNATURES



     In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NORTH ARKANSAS BANCSHARES, INC.



Date: November 16, 1998         By: /s/ Brad Snider
                               --------------------------------
                               Brad Snider
                               President, Chief Executive
                               Officer and Treasurer
                               (Duly Authorized and Principal
                                Financial Officer)