Form 10QSB
period 1998-12-31
NORTH ARKANSAS BANCSHARES INC
filed 1999-02-16
CIK 1045950

        U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549


                      FORM 10-QSB


(Mark One)

 [x]     Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended December 31, 1998

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

   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the pre-ceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   As of February 12, 1999, the issuer had 354,900 shares of Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

     Yes  [ ]                 No  [X]

                       CONTENTS

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Consolidated Financial Statements

        Consolidated Statements of Financial Condition as
           of December 31, 1998 (unaudited) and
           June 30, 1998. . . . . . . . . . . . . . . .  . . . 3

        Consolidated Statements of Operations for the Three and
           Six Months Ended December 31, 1998 and 1997
           (unaudited). . . . . . . . . . . . . . . . . . . .  4

        Consolidated  Statements of Cash Flows for the
           Six Months Ended December 31, 1998 and 1997
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

             NORTH ARKANSAS BANCSHARES, INC.

       Consolidated Statements of Financial Condition

           December 31, 1998 and June 30, 1998


                                                        December 31,     June 30,
                                                           1998           1998
                                                      -------------    ----------
                                                                        (Audited)
              Assets
              ------
Cash and amounts due from banks, includes interest
   bearing deposits of $3,682,432 and $1,167,778 at
   December 31, 1998 and June 30, 1998, respectively  $ 4,139,260      $  2,094,104
Certificates of deposit with other financial
   institutions                                         1,699,000         1,990,000
Investment securities held-to-maturity, at cost        13,741,910        11,243,627
Loans receivable, net                                  25,375,161        25,592,938
Real estate owned, net                                    428,560           535,700
Office properties and equipment, net                    1,501,759         1,623,226
Accrued interest receivable                               295,826           313,422
Other assets                                              164,264           295,608
                                                      -----------      ------------
          Total assets                                $47,345,740      $ 43,688,625
                                                      ===========      ============

      LIABILITIES AND STOCKHOLDER'S EQUITY
      ------------------------------------
Deposits                                              $34,918,681      $ 34,270,664
Federal Home Loan Bank advances                         6,885,408         3,969,525
Other liabilities                                         115,073           122,202
                                                      -----------      ------------
          Total liabilities                            41,919,162        38,362,391

         STOCKHOLDERS' EQUITY
         --------------------
Preferred stock, $0.01 par value per share,
  3,000,000 shares authorized, no shares issued
  or outstanding                                      $        --      $         --
Common stock, $0.01 par value per share 9,000,000
  shares authorized, 370,300 shares issued
  and outstanding at December 31, 1998 and
  June 30, 1998                                             3,703             3,703
Additional paid-in capital                              3,298,267         3,298,267
Retained earnings - substantially restricted            2,391,224         2,290,880
Unearned ESOP shares                                     (266,616)         (266,616)
                                                      -----------      ------------
        Total stockholders' equity                      5,426,578         5,326,234
                                                      -----------      ------------
           Total liabilities and stockholders'
             equity                                   $47,345,740      $ 43,688,625
                                                      ===========      ============

See accompanying notes to consolidated financial statements.

                 NORTH ARKANSAS BANCSHARES, INC.


              Consolidated Statements of Operations

  For the Three and Six Months Ended December 31, 1998 and 1997
                        (Unaudited)

                                          Three Months Ended         Six Months Ended
                                              December 31,             December 31,
                                          -------------------      -------------------
                                           1998         1997        1998       1997
                                          -----        ------      ------     ------
Interest income:
    Loans receivable                      $516,046     $511,354   $1,039,395  $1,004,685
    Deposits in other financial
     institutions                           29,125       28,322       90,314      44,688
    Mortgage-backed securities             204,045       75,827      353,666     157,227
    Investment securities                   43,798        5,825       81,186      18,899
                                          --------     --------   ----------  ----------
          Total interest income            793,014      621,328    1,564,561   1,225,499
                                          --------     --------   ----------  ----------
Interest expense:
    Deposits                               429,298      387,756      854,615     783,513
    Federal Home Loan advances              99,126       13,265      165,432      23,299
                                          --------     --------   ----------  ----------
          Total interest expense           528,424      401,021    1,020,047     806,812
                                          --------     --------   ----------  ----------
           Net interest income             264,590      220,307      544,514     418,687
Provision for loan losses                    5,887            0        5,887           0
                                          --------     --------   ----------  ----------
     Net interest income after provision   258,703      220,307      538,627     418,687

Non-interest income - other                 77,246       42,425      118,186      87,427

Non-interest expenses:
     Salaries and employee benefits        112,287       98,816      223,478     194,659
     Contribution Expense-ESOP               7,404            0       14,808           0
     Legal and professional fees            19,112       15,191       29,887      25,492
     Data processing fees                   33,001       27,959       62,593      51,319
     Federal insurance expense               7,853        7,854       15,707      15,273
     Furniture and equipment expense         8,349        8,922       16,700      18,392
     Occupancy expense                      20,114       20,994       41,466      42,254
     Other                                  63,686       35,201      100,130      91,334
                                          --------     --------   ----------  ----------
                                           271,806      214,937      504,769     438,723
                                          --------     --------   ----------  ----------
     Net income (loss) before income
       taxes                                64,143       47,795      152,044      67,391
Income tax expense                          21,800            0       51,700           0
                                          --------     --------   ----------  ----------
           Net income                     $ 42,343     $ 47,795   $  100,344  $   67,391
                                         =========     ========   ==========  ==========

Earnings per share (Note 3):
     Basic and diluted                   $     .12     $ N/A      $      .29  $      N/A
     Weighted average shares outstanding   343,638       N/A      $  343,638 $       N/A

See accompanying notes to consolidated financial statements.
                               4

              NORTH ARKANSAS BANCSHARES, INC.
            Consolidated Statements of Cash Flows

         Six Months Ended December 31, 1998 and 1997
                          (Unaudited)

                                                              Six Months Ended
                                                                December 31,
                                                           ---------------------
                                                            1998           1997
                                                           ------         ------
Cash flow from operating activities:
   Net income                                            $   100,344    $   67,391
   Adjustment to reconcile net income to
      net cash provided by operating activities:
        Depreciation and Amortization                         33,537        30,867
        Provision for loan loss                                5,887             0
        Loss on sale of real estate owned                          0           267
        Gain on sale of building                             (25,221)            0
        Writedown of land                                     25,221             0
        FHLB stock dividends                                 (10,015)       (8,500)
        Net premium amortization on investments               15,699         5,454
        Decrease in interest receivable                       17,596        42,933
        Decrease in other assets                             128,858       142,355
        Decrease in other liabilities                         (7,129)     (360,241)
                                                         -----------    ----------
            Net cash provided by (used by)
               operating activities                          284,777       (79,474)
                                                         -----------    ----------
Cash flow from investing activities:
   Purchase of held to maturity ("HTM") securities        (5,637,078)            0
   Proceeds from maturities/principal repayments
     of HTM securities                                     3,133,111     1,079,964
   Net decrease (increase) in loans receivable               319,030      (420,095)
   Net decrease in certificates of
     deposit with other financial institutions               291,000             0
   Sale (Purchase) of office properties and equipment         90,416       (20,290)
   Proceeds from sale of real estate owned                         0        16,739
                                                         -----------   -----------
               Net cash provided by (used) in
                 investing activities                     (1,803,521)      656,318
                                                         -----------   -----------

Cash flows from financing activities:
   Proceeds from sale of common stock                              0     3,063,383
   Net increase (decrease) in deposits                       648,017      (296,736)
   Net increase in Federal Home Loan Bank
     advances                                              2,915,883       391,898
                                                         -----------    ----------
              Net cash provided by financing
                activities                                 3,563,900     3,158,545
                                                         -----------   -----------
Net increase in cash and amounts due from banks            2,045,156     3,735,389

Cash and amounts due from banks at beginning of period     2,094,104       884,002
                                                         -----------   -----------
Cash and amounts due from banks at end of period         $ 4,139,260   $ 4,619,391
                                                         ===========   ===========

Supplemental disclosures of cash flow information:
    Noncash investing and financing activities:
        Transfers from real estate  acquired
          through foreclosure                            $         0   $    27,999
    Cash paid during the period:
      Interest on deposits                                   931,359       790,265
      Income taxes                                             9,000             0
                                                          ==========   ===========

See accompanying notes to consolidated financial statements.

            NORTH ARKANSAS BANCSHARES, INC.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997


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

NOTE 2 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited financial statements (except for the statement of financial condition at June 30, 1998, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The account balances include only the accounts and operations of the Bank prior to December 18, 1997. The results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of the results expected for the full year.

NOTE 3 - EARNINGS PER SHARE

Earnings per share have been calculated in accordance with Financial Accounting Standards Board Statement No.128, "Earnings Per Share," and Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." For purposes of this computation, the number of shares of common stock purchased by the employee stock ownership plan (the "ESOP") which have not been allocated to participant's accounts are not assumed to be outstanding. As of December 31, 1998, 2,962 of the 29,624 shares of common stock held by the ESOP had been allocated to participants' accounts. The weighted average number of shares used for basic and diluted earnings per share for the three and six months ended December 31, 1998 were 343,638 and 343,638, respectively. Since no shares of common stock were issued and outstanding during the three and six months ended December 31, 1997, no earnings per share for that period is reported.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 AND JUNE
30, 1998

     The Company's total assets at December 31, 1998 were $47.3 million, an increase of $3.7 million, or 8.37%, from June 30, 1998's level of $43.7 million. The increase in assets was due to the combined effects of a $2.5 million increase in the Company's investment securities classified as held to maturity and the $2.0 million increase in cash and amounts due from banks, partially offset by declines of $291,000 and $218,000 in certificates of deposit at other financial institutions and net loans, respectively. The growth in assets was primarily funded by an increase in FHLB advances and, to a lesser extent, deposits. Total FHLB advances rose from $4.0 million at June 30, 1998 to $6.9 million at December 31, 1998 for a net increase of $2.9 million.

     Net loans remained relatively constant during the period, decreasing by $218,000 from $25.6 million at June 30, 1998 to $25.4 million at December 31, 1998. While a total of $2.9 million in new loans were originated during the period, these originations were offset by loan repayments. Management anticipates that the Bank's loan portfolio will increase in future periods as proceeds from the stock offering are deployed into loans and other higher-yielding investments. Total deposits at December 31, 1998 were $34.9 million, an increase of $648,000 from June 30, 1998's level of $34.3 million. Total stockholders' equity at December 31, 1998 amounted to $5.4 million, up from $5.3 million at June 30, 1998 reflecting the retention of earnings from the period.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 1998 AND 1997

     Net income for the three months ended December 31, 1998 was $42,000 as compared to net income of $48,000 for the three month period ended December 31, 1997, for a decrease of $6,000 or 11.41%. The decrease was primarily attributable to increases in other non-interest expenses and the provision for income taxes, partially offset by increased levels of net interest income and non-interest income. For the six months ended December 31, 1998, net income amounted to $100,000, an increase of $33,000 or 48.9% from net income for the first half of fiscal year 1998 of $67,000. The increased level of income for the first half of fiscal year 1999 as compared to fiscal year 1998 was primarily due to growth in total interest income and, to a lesser extent, non-interest income, partially offset by increases in non-interest expense and the provision for income taxes.

     Net interest income during the three months ended December 31, 1998 increased by $44,000 as compared to the same period in 1997 due mainly to an increase in interest income. Total interest income increased by $172,000 to $793,000 for the three months ended December 31, 1998 due to the overall increase in interest-earning assets, in particular, mortgage-backed securities, as a result of the deployment of the conversion proceeds and the increase in FHLB advances. Interest expense increased by $127,000 to $528,000 for the three months ended December 31, 1998 as compared to $401,000 for the three months ended December 31, 1997 due to increased balances of both deposits and FHLB advances. In January 1998, the Bank completed the purchase of the former NationsBank branch located in Newport, Arkansas. As part of the transaction, the Bank assumed approximately $4.0 million in deposit liabilities. The former NationsBank branch location was closed effective upon consummation of the acquisition. For the six months ended December 31, 1998, net interest income amounted to $545,000 as compared to $419,000 for the six months ended December 31, 1997 due to the same factors present in the three months ended December 31, 1998 as discussed above.
                            8

     A provision for loan losses is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, in particular, the level of charge-offs during the quarter, management recorded a $6,000 provision for loan losses during the three months ended December 31, 1998 with no provision having been recorded during the same period in 1997. During the three months ended December 31, 1998, charge-offs totaled $148,000 due primarily to further writedowns in the value of the Bank's interest in a piece of commercial real estate. The Bank had a $625,000 participation interest in a loan secured by a hotel located in Oklahoma. In early 1998, the lead lender accepted a deed in lieu of foreclosure. At such time, based on an updated appraisal of the property, the Bank wrote down its interest to $536,000 and a reserve of $107,000 was established. During this quarter, the carrying value of the property was reduced by the amount of that reserve. No provision was recorded in either of the first quarters of fiscal year 1998 or 1999. As such, the provision for loan losses for the six months ended December 31, 1998 and 1997 totaled $6,000 and $0, respectively. There can be no assurance that the allowance for loan losses will be adequate to cover losses on nonperforming assets in the future.

     Non-interest income which consists mainly of deposit and loan fees amounted to $77,000 for the three months ended December 31, 1998 as compared to $42,000 for the three months ended December 31, 1997. Included within non-interest income during the three months ended December 31, 1998 was a gain of $25,000 resulting from the sale during the period of a piece of property that had formerly been the Bank's main office. Non-interest income for the six months ended December 31, 1998 amounted to $118,000, an increase of $31,000 from the same period in 1997 with the increase primarily due to the aforementioned gain on the sale of real estate.

     Total non-interest expense increased by $57,000 for the three months ended December 31, 1998 to $272,000 from $215,000 for the three months ended December 31, 1997 due primarily to increased compensation and employee benefit expenses, including the expense associated with the Bank's ESOP and an increase in other expenses. ESOP expense amounted to $7,000 during the three months ended December 31, 1998. Since this plan was not implemented until the consummation of the Bank's conversion on December 18, 1997, no similar expense was recorded during the 1997 period. The $13,000 increase in salaries and employee benefits when comparing the three months ended December 31, 1998 to the same period in 1997 was due to normal salary adjustments plus the addition of one salaried loan officer in November 1998. Other non-interest expenses amounted to $64,000 for the three months ended December 31, 998 as compared to $35,000 for the three months ended December 31, 1997 for an increase of $28,000. This increase is primarily due to a $25,000 write-down in the carrying value of a piece of property that was adjacent to the Bank's former main office. The former office property was sold during the period although the adjacent property remains an asset of the Bank. Due to the sale of the office property, it was determined that the value of the remaining property had declined. For the six months ended December 31, 1998, non-interest expenses totaled $505,000, up from $439,000 for the six months ended December 31, 1997, an increase of $66,000. The increase in the first half of fiscal 1999 as compared to the first half of fiscal 1998 was due to the combined effects of increases in compensation and employee benefit expense (including the ESOP) and data processing fees. The Bank's conversion to stock form and the formation of the ESOP was not completed until December 18, 1997 and, as a result, there was no expense attributable to the ESOP during that period as compared to ESOP expense of $15,000 during the six months ended December 31, 1998.

     The Company's income tax expense for the three months ended December 31, 1998 amounted to $22,000. During the same period in 1997, no provision for income tax expense was required. For the six months ended December 31, 1998, a provision for income taxes of $52,000 was made as compared to no provision for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio at December 31, 1998 was 4%. For the month ended December 31, 1998 the Bank was in compliance. As a result of the conversion, the Bank's liquidity has increased due to the additional funds it received.

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

       At December 31, 1998, the Bank was in compliance with all applicable regulatory capital requirements with total core and tangible capital of $4.3 million (9.16% of adjusted total assets) and total risk-based capital of $4.3 million (21.45% of risk-weighted assets).

YEAR 2000 PLANNING

     Like most financial institutions, the Company's principal subsidiary relies extensively on computers in conducting its business. It has been widely reported that many computer programs currently in use were designed without adequately considering the impact of the upcoming change in century on their date codes. If these design flaws are not corrected, these computer applications may malfunction in the year 2000. The Company's mission-critical processing systems are provided by a third party. The third party provider has converted its hardware and software to a new year 2000 compliant system. The service provider tested its new system at selected sites (not including the Bank) in September 1998. The Bank has been provided with the results of such testing and has evaluated the results. Based on extensive review and analysis of the results, the Bank has determined that the on-site testing originally scheduled for February 1999, is not considered necessary.
System connectivity testing will be performed on-site in March of 1999.

     The Bank has developed a contingency plan to address the possibility that its efforts to become year 2000 compliant are not successful. The contingency plan provides that the Bank would process information manually. The Bank's third party provider has also adopted a contingency plan which calls for the recovery of processing and information at a back-up site, using back-up hardware. The Bank has also made arrangements to use an alternative third-party if its provider is not successful.

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

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          On December 21, 1998, the Registrant held its Annual Meeting of Stockholders for the purpose of electing one director and considering the approval of a stock option and incentive plan and a management recognition plan. All matters were approved. The results of the voting at the Annual Meeting were as follows:

Proposal I - Election of Directors

NOMINEE              VOTES FOR               VOTES WITHHELD
-------              ---------               --------------
J. C. McMinn          300,880                     0

Proposal II - Approval of 1998 Stock Option and Incentive Plan

          VOTES FOR        VOTES AGAINST      ABSTENTIONS
          ---------        -------------      -----------
           230,648             7,266              2,000

Proposal III - Approval of Management Recognition Plan

          VOTES FOR        VOTES AGAINST      ABSTENTIONS
          ---------        -------------      -----------
           187,719             52,995               200

ITEM 5.  OTHER INFORMATION

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

          Exhibit 27     Financial Data Schedule (EDGAR only)

          (b)  Reports on Form 8-K.  During the quarter ended
               December 31, 1998, the registrant did not file any current reports on Form 8-K.

                      SIGNATURES



     In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NORTH ARKANSAS BANCSHARES, INC.



Date: February 12, 1999        By: /s/ Brad Snider
                               --------------------------------
                               Brad Snider
                               President, Chief Executive
                               Officer and Treasurer
                               (Duly Authorized and Principal
                                Financial Officer)