Form 10QSB
period 1999-03-31
NORTH ARKANSAS BANCSHARES INC
filed 1999-05-17
CIK 1045950

        U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549


                      FORM 10-QSB


(Mark One)

 [x]     Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1999

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

   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the pre-ceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   As of May 14, 1999, the issuer had 333,300 shares of Common
Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

     Yes  [ ]                 No  [X]

                       CONTENTS

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Consolidated Financial Statements

        Consolidated Statements of Financial Condition as
           of March 31, 1999 (unaudited) and
           June 30, 1998. . . . . . . . . . . . . . . .  . . . 3

        Consolidated Statements of Operations for the Three
           and Nine Months Ended March 31, 1999 and 1998
           (unaudited). . . . . . . . . . . . . . . . . . . .  4

        Consolidated  Statements of Cash Flows for the
           Nine Months Ended March 31, 1999 and 1998
           (unaudited). . . . . . . . . . . .  . . . . . . . . 5

        Notes to Consolidated Financial Statements . . . . . . 6


Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . 8


PART II. OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . .12

Item 2. Changes in Securities and Use of Proceeds. . . . . . .12

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . .12

Item 4. Submissions of Matters to a Vote of Security Holders .12

Item 5. Other Information. . . . . . . . . . . . . . . . . . .12

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . .12

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

             NORTH ARKANSAS BANCSHARES, INC.

       Consolidated Statements of Financial Condition

           March 31, 1999 and June 30, 1998


                                                         March 31,       June 30,
                                                           1999           1998
                                                      -------------    ----------
                                                                        (Audited)
              Assets
              ------
Cash and amounts due from banks, includes interest
   bearing deposits of $378,601 and $1,167,778 at
   March 31, 1999 and June 30, 1998, respectively     $   613,502      $  2,094,104
Certificates of deposit with other financial
   institutions                                         2,298,000         1,990,000
Investment securities held-to-maturity, at cost        13,673,261        11,243,627
Loans receivable, net                                  27,366,666        25,592,938
Real estate owned, net                                    387,078           535,700
Office properties and equipment, net                    1,458,957         1,623,226
Accrued interest receivable                               282,015           313,422
Other assets                                              146,994           295,608
                                                      -----------      ------------
          Total assets                                $46,226,473      $ 43,688,625
                                                      ===========      ============

      LIABILITIES AND STOCKHOLDER'S EQUITY
      ------------------------------------
Deposits                                              $34,663,078      $ 34,270,664
Federal Home Loan Bank advances                         6,437,779         3,969,525
Other liabilities                                         184,029           122,202
                                                      -----------      ------------
          Total liabilities                            41,284,886        38,362,391

         STOCKHOLDERS' EQUITY
         --------------------
Preferred stock, $0.01 par value per share,
  3,000,000 shares authorized, no shares issued
  or outstanding                                      $        --      $         --
Common stock, $0.01 par value per share 9,000,000
  shares authorized, 333,300 and 370,300 shares
  issued and outstanding at March 31, 1999 and
  June 30, 1998, respectively                               3,333             3,703
Additional paid-in capital                              2,885,018         3,298,267
Retained earnings - substantially restricted            2,319,852         2,290,880
Loan to employee stock ownership plan                    (266,616)         (266,616)
                                                      -----------      ------------
        Total stockholders' equity                      4,941,587         5,326,234
                                                      -----------      ------------
           Total liabilities and stockholders'
             equity                                   $46,226,473      $ 43,688,625
                                                      ===========      ============

See accompanying notes to consolidated financial statements.

                 NORTH ARKANSAS BANCSHARES, INC.


              Consolidated Statements of Operations

  For the Three and Nine Months Ended March 31, 1999 and 1998
                        (Unaudited)

                                          Three Months Ended        Nine Months Ended
                                               March 31,                March 31,
                                          -------------------      -------------------
                                           1999         1998        1999        1998
                                          -----        ------      ------      ------
Interest income:
    Loans receivable                      $498,818     $544,771   $1,538,213  $1,549,456
    Deposits in other financial
     institutions                           68,305       70,379      181,709     115,067
    Mortgage-backed securities             166,957      102,642      520,623     259,869
    Investment securities                   28,980       20,927       87,076      39,826
                                          --------     --------   ----------  ----------
          Total interest income            763,060      738,719    2,327,621   1,964,218
                                          --------     --------   ----------  ----------
Interest expense:
    Deposits                               418,631      413,990    1,273,246   1,197,503
    Federal Home Loan advances              91,173       17,116      256,605      40,415
                                          --------     --------   ----------  ----------
          Total interest expense           509,804      431,106    1,529,851   1,237,918
                                          --------     --------   ----------  ----------
           Net interest income             253,256      307,613      797,770     726,300
Provision for loan losses                    2,000      132,923        7,887     133,856
                                          --------     --------   ----------  ----------
     Net interest income after provision   251,256      174,690      789,883     592,444

Non-interest income - other                 24,544       30,234      142,730     117,661

Non-interest expenses:
     Salaries and employee benefits        126,102      102,132      349,580     296,791
     Contribution Expense-ESOP               7,404            0       22,212           0
     Legal and professional fees            70,247       35,582      100,134      58,072
     Data processing fees                   31,606       20,046       94,199      71,367
     Federal insurance expense              11,374        7,956       27,081      23,219
     Furniture and equipment expense         8,151       18,597       24,851      36,989
     Occupancy expense                      20,443       20,205       61,909      62,459
     Other                                 108,045       43,459      208,175     132,939
                                          --------     --------   ----------  ----------
                                           383,372      247,977      888,141     681,836
                                          --------     --------   ----------  ----------
     Net income (loss) before income
       taxes                              (107,572)     (43,053)      44,472      28,269
Income tax expense                         (36,200)           0       15,500           0
                                          --------     --------   ----------  ----------
           Net income (loss)              $(71,372)    $(43,053)  $   28,972  $   28,269
                                         =========     ========   ==========  ==========

Earnings per share (Note 3):
     Basic and diluted                   $    (.21)    $   (.13)  $      .09  $      .22
     Weighted average shares outstanding   339,081      340,676      339,081     128,064

See accompanying notes to consolidated financial statements.
                               4

              NORTH ARKANSAS BANCSHARES, INC.
            Consolidated Statements of Cash Flows

         Nine Months Ended March 31, 1999 and 1998
                          (Unaudited)

                                                             Nine Months Ended
                                                                  March 31,
                                                           ---------------------
                                                            1999           1998
                                                           ------         ------
Cash flow from operating activities:
   Net income                                            $    28,972    $   28,267
   Adjustment to reconcile net income to
      net cash provided by operating activities:
        MRP Expense                                           11,060             0
        Depreciation and Amortization                         48,995        46,392
        Provision for loan loss                                7,887       133,856
        Writedown of real estate owned                        50,000             0
        Gain on sale of building                             (25,221)            0
        Writedown of land                                     54,988             0
        FHLB stock dividends                                 (14,815)      (12,800)
        Net premium amortization on investments               24,496         9,552
        Decrease in interest receivable                       31,407       (26,659)
        Decrease in other assets                             144,888        25,022
        Increase (decrease) in other liabilities              61,827      (284,663)
                                                         -----------    ----------
            Net cash provided (used) by operating
               activities                                    424,484       (81,033)
                                                         -----------    ----------
Cash flow from investing activities:
   Purchase of held to maturity ("HTM") securities        (8,362,078)   (6,109,095)
   Proceeds from maturities/principal repayments
     of HTM securities                                     5,922,763     1,407,362
   Net (increase) in loans receivable                     (1,657,772)   (1,010,750)
   Net (increase) in certificates of
     deposit with other financial institutions              (308,000)     (401,000)
   Sale (Purchase) of office properties and equipment         69,779      (157,471)
   Purchase of office products and equipment                  (5,767)            0
   Proceeds from sale of real estate owned                         0        16,739
                                                         -----------   -----------
               Net cash (used) in investing activities    (4,341,075)   (6,254,215)
                                                         -----------   -----------

Cash flows from financing activities:
   Proceeds from sale of common stock                              0     3,005,730
   Repurchase of common stock                               (424,679)            0
   Net increase in deposits                                  392,414     3,491,184
   Net increase in Federal Home Loan Bank
     advances                                              2,468,254     3,387,760
                                                         -----------    ----------
              Net cash provided by financing
                activities                                 2,435,989     9,884,674
                                                         -----------   -----------
Net increase in cash and amounts due from banks           (1,480,602)    3,549,426

Cash and amounts due from banks at beginning of period     2,094,104       884,002
                                                         -----------   -----------
Cash and amounts due from banks at end of period         $   613,502   $ 4,433,428
                                                         ===========   ===========

Supplemental disclosures of cash flow information:
    Noncash investing and financing activities:
        Transfers from real estate  acquired
          through foreclosure                            $     8,518   $   563,440
    Cash paid during the period:
      Interest on deposits                                 1,369,716     1,206,010
      Income taxes                                            25,925             0
                                                          ==========   ===========

See accompanying notes to consolidated financial statements.

            NORTH ARKANSAS BANCSHARES, INC.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998


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

NOTE 2 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited financial statements (except for the statement of financial condition at June 30, 1998, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The account balances include only the accounts and operations of the Bank prior to December 18, 1997. The results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of the results expected for the full year.

NOTE 3 - EARNINGS PER SHARE

Earnings per share have been calculated in accordance with Financial Accounting Standards Board Statement No.128, "Earnings Per Share," and Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." For purposes of this computation, the number of shares of common stock purchased by the employee stock ownership plan (the "ESOP") which have not been allocated to participant's accounts are not assumed to be outstanding. As of March 31, 1999, 2,962 of the 29,624 shares of common stock held by the ESOP had been allocated to participants' accounts. The weighted average number of shares used for basic and diluted earnings per share for the three and nine months ended March 31, 1999 were 339,081.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND JUNE
30, 1998

     The Company's total assets at March 31, 1999 were $46.2 million, an increase of $2.5 million, or 5.81%, from June 30, 1998's level of $43.7 million. The increase in assets was due to the combined effects of a $2.4 million increase in the Company's investment securities classified as held to maturity and the $1.8 million increase in net loans receivable. The growth in assets was primarily funded by an increase in FHLB advances and by a decrease in cash and cash equivalents. Total FHLB advances rose from $4.0 million at June 30, 1998 to $6.4 million at March 31, 1999 for a net increase of $2.5 million. In addition, cash and cash equivalents declined by $1.5 million from $2.1 million at June 30, 1998 to $614,000 at March 31, 1999.

     Net loans at March 31, 1999 amounted to $27.4 million, an increase of $1.8 million, or 6.93%, from $25.6 million at June 30, 1998. During the nine months ended March 31, 1999, the Bank originated $4.9 million in new loans consisting of $4.1 million in one-to four-family mortgage loans and $756,000 in consumer loans. In addition, during late March of 1999, the Bank purchased $2.0 million in one-to four-family mortgage loans. These originations and loan purchases were partially offset by loan repayments during the period. Subsequent to March 31, 1999, the Bank purchased an additional $1 million in one-to four-family mortgage loans. All of these purchased loans are secured by properties primarily located in Arkansas, Texas and Louisiana and are guaranteed by the seller.

     Total deposits at March 31, 1999 were $34.7 million, an increase of $392,000 from June 30, 1998's level of $34.3 million. Total stockholders' equity at March 31, 1999 amounted to $4.9 million, a decrease of $385,000 from $5.3 million at June 30, 1998. The decline was attributable to the repurchase of stock during the period. During the third quarter of fiscal 1999, the Company announced that it had received approval from the Office of Thrift Supervision to repurchase up to 10% of the outstanding shares of its common stock. At March 31, 1999, 37,030 shares of stock had been repurchased for a total cost of $390,000. In addition, 3,300 shares of stock were purchased by a grantor trust established by the Company as a mechanism to fund the Company's management recognition plan which was approved by stockholders in December 1998.


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH
31, 1999 AND 1998

     For the three months ended March 31, 1999, the Company incurred a net loss of $71,000 as compared to net loss of $43,000 for the three month period ended March 31, 1998. The decrease was primarily attributable to additional writedowns in the value of the Bank's two pieces of real estate owned. Together, these writedowns totaled $105,000. Also contributing to the decrease was a $135,000 increase in non-interest expense. For the nine months ended March 31, 1999, net income amounted to $29,000 which was comparable to the same period in fiscal year 1998. The 1998 period had reflected a $134,000 provision for loan losses.

     Net interest income during the three months ended March 31, 1999 decreased by $77,000 as compared to the same period in 1998 due mainly to a $79,000 increase in interest expense due to the increased balance of FHLB advances outstanding during the period. Total interest income was comparable for both periods increasing by $1,000 to $740,000 for the three months ended March 31, 1999. On average, interest-earning assets were greater during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 although the average yield has declined. The 1998 period, however, included a $33,000 interest settlement received from a guarantor in connection with a loan participation workout. Interest expense increased by $79,000 to $510,000 for the three months ended March 31, 1999 as compared to $431,000 for the three months ended March 31, 1998 due to increased balances of both deposits and FHLB advances. In January 1998, the Bank completed the purchase of the former NationsBank branch located in Newport, Arkansas. As part of the transaction, the Bank assumed approximately $4.0 million in deposit liabilities. The former NationsBank branch location was closed effective upon consummation of the acquisition. For the nine months ended March 31, 1999, net interest income amounted to $798,000 as compared to $726,000 for the nine months ended March 31, 1998 due to the same factors present in the three months ended March 31, 1999 as discussed above.

     A provision for loan losses is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, in particular, the level of charge-offs during the quarter, management recorded a $2,000 provision for loan losses during the three months ended March 31, 1999 as compared to a $133,000 provision having been recorded during the same period in 1998. During the three months ended March 31, 1999.

     Non-interest income which consists mainly of deposit and loan fees amounted to $25,000 for the three months ended March 31, 1999 as compared to $30,000 for the three months ended March
31, 1998.   Non-interest income for the nine months ended March
31, 1999, amounted to $143,000, an increase of $25,000 from the same period in 1998. Included within non-interest income during the nine months ended March 31, 1999 was a gain of $25,000 resulting from the sale of a piece of property that had formerly been the Bank's main office.

     For the three months ended March 31, 1999, the Bank made a $2,000 provision for loan losses to bring the total allowance for loan losses at March 31, 1999 to $49,000. During the same period in 1998, the Bank made a $133,000 provision for loan losses. The higher provision during the 1998 period was due to problems associated with a non-performing real estate loan participation which is discussed more fully below. Such loan was subsequently transferred to real estate owned. For the nine months ended March 31, 1999, the Bank's provision for loan losses totaled $8,000 as compared to $134,000 for the nine months ended March 31, 1998 with the higher level in 1998 due to the nonperforming real estate loan participation. While management believes that the current level of the allowance for loan losses is sufficient to cover potential losses in the Bank's loan portfolio, there can be no assurance that the allowance for loan losses will be adequate to cover losses on nonperforming assets in the future.

     Total non-interest expense increased by $138,000 for the three months ended March 31, 1999 to $383,000 from $245,000 for the three months ended March 31, 1998 due primarily to further writedowns of the value of the Bank's interest in two pieces of commercial real estate. The Bank had a $625,000 participation interest in a loan secured by a hotel located in Oklahoma. In early 1998, the lead lender accepted a deed in lieu of foreclosure. At such time, based on an updated appraisal of the property, the Bank wrote down its interest to $536,000 and a reserve of $107,000 was established. During the second quarter of fiscal 1999, the carrying value of the property was reduced by the amount of that reserve. During the third quarter of fiscal 1999, an offer to purchase the property was accepted at a price below the then-carrying value of the property. Such offer subsequently fell through. However, the Bank believed it appropriate to reduce its carrying value to the offer price which resulted in a further writedown of $50,000. In addition, during the second quarter of fiscal 1999, the Bank sold the property that had formerly housed its main office but retained an adjacent lot. During the third quarter of fiscal 1999, the Bank accepted an offer to purchase the lot at a price below its then-carrying value. Although such purchase was ultimately not consummated, the Bank reduced its carrying value to the offer price to reflect the market value. Such reduction in value amounted to $55,000. Other non-interest expense items contributing to the overall increase in the expense level year to year were legal and professional fees and salaries and employee benefits. Legal and professional fees increased by $38,000 to $70,000 for the three months ended March 31, 1999 from $33,000 for the three months ended March 31, 1998. The increased level of expenses reflects additional professional fees incurred as a result of the termination of the Company's former accountant and the appointment of a successor, professional fees associated with the implementation of various stock benefit plans and in connection with obtaining OTS approval to repurchase 10% of the outstanding shares of Common Stock. Salaries and employee benefits rose by $24,000 year to year due in part to the additional expenses associated with the implementation of the management recognition plan and the accrual of expenses associated with the director retirement plan, as well as normal salary increases.

     For the nine months ended March 31, 1999, non-interest expenses totaled $888,000, up from $682,000 for the nine months ended March 31, 1998, an increase of $206,000. The increase in the first three quarters of fiscal 1999 as compared to the same period in fiscal 1998 was due primarily to the factors discussed above with respect to the quarterly period. In addition, data processing fees rose by $23,000 for the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998 due to the increased deposit level.

     The Company's income tax expense for the three months ended March 31, 1999 amounted to a net benefit of $36,000. During the same period in 1998, no provision for income tax expense was required with the difference attributable to the net loss for the period. For the nine months ended March 31, 1999, a provision for income taxes of $16,000 was made as compared to no provision for the same period in 1998. The increase in the provision was due to the higher level of pre-tax income during the period.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio at March 31, 1999 was 4%. For the month ended March 31, 1999 the Bank was in compliance. As a result of the conversion, the Bank's liquidity has increased due to the additional funds it received.

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

       At March 31, 1999, the Bank was in compliance with all applicable regulatory capital requirements with total core and tangible capital of $4.2 million (8.97% of adjusted total assets) and total risk-based capital of $4.2 million (20.49% of risk-weighted assets).

YEAR 2000 PLANNING

     Like most financial institutions, the Company's principal subsidiary relies extensively on computers in conducting its business. It has been widely reported that many computer programs currently in use were designed without adequately considering the impact of the upcoming change in century on their date codes. If these design flaws are not corrected, these computer applications may malfunction in the year 2000. The Company's mission-critical processing systems are provided by a third party. The third party provider has converted its hardware and software to a new year 2000 compliant system. The service provider tested its new system at selected sites (not including the Bank) in September 1998. The Bank has been provided with the results of such testing and has evaluated the results. Based on extensive review and analysis of the results, the Bank has determined that the on-site testing originally scheduled for February 1999, is not considered necessary.
System connectivity testing has been successfully completed.

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

     The Bank has also evaluated its non-critical applications and has made necessary changes and/or the third party provider has made necessary changes. Testing for non-mission critical systems is substantially complete. The Bank has also evaluated its nontechnological systems to determine if any such systems may have embedded technology that could be affected by the year 2000 issue. As of the date hereof, the Bank does not anticipate that any such systems will be materially affected by the year 2000.

     The Bank anticipates that its expenses associated with
year 2000 will not exceed $10,000.
                             11

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

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

          Exhibit 27     Financial Data Schedule (EDGAR only)

          (b) Reports on Form 8-K. During the quarter ended March 31, 1999, the registrant filed a Current Report on Form 8-K on January 15, 1999 to announce its stock repurchase program and a Current Report on Form 8-K and a Current Report on Form 8-K/A on February 4, 1999 and February 19, 1999 to report a change in accountants.

                      SIGNATURES



     In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NORTH ARKANSAS BANCSHARES, INC.



Date: May 14, 1999         By: /s/ Brad Snider
                               --------------------------------
                               Brad Snider
                               President, Chief Executive
                               Officer and Treasurer
                               (Duly Authorized and Principal
                                Financial Officer)