Form 10KSB
period 1999-06-30
NORTH ARKANSAS BANCSHARES INC
filed 1999-09-28
CIK 1045950

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             --------------------
(Mark One)                        FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1999
                                      OR

[_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

                          Commission File No. 0-23525
                                              -------

                        NORTH ARKANSAS BANCSHARES, INC.
          -----------------------------------------------------------
          (Name of small business issuer as specified in its charter)

           Tennessee                                             71-0800742
---------------------------------                             ------------------
  (State or other jurisdiction                                (I.R.S. employer
of incorporation or organization)                            identification no.)

  200 Olivia Drive, Newport, Arkansas                               72112
 --------------------------------------                           ----------
(Address of principal executive offices)                          (Zip Code)

        Issuer's telephone number, including area code:  (870) 523-3611

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the fiscal year ended June 30, 1999: $3,277,126

As of September 22, 1999, the aggregate market value of the 264,219 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $2,113,752 based on the closing sales price of $8.00 per share of the registrant's Common Stock on September 22, 1999 as reported on the OTC Electronic Bulletin Board. For purposes of this calculation, it is assumed that directors, executive officers and the ESOP are affiliates.

Number of shares of Common Stock outstanding as of September 24, 1999: 333,270

Transitional Small Business Disclosure Format   Yes ________     No    X
                                                                    -------

                      DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

     1. Portions of Proxy Statement for the 1999 Annual Meeting of Stockholders. (Part III)

                                    PART I

Item 1.  Description of Business
--------------------------------

General

     The Company. North Arkansas Bancshares, Inc. (the "Company"), a Tennessee corporation, was organized at the direction of the Board of Directors of Newport Federal Savings Bank ("Newport Federal" or the "Bank") in September 1997 to acquire all of the capital stock to be issued by the Bank in its conversion from mutual to stock form (the "Conversion"). The Conversion was completed on December 18, 1997, with the Company issuing 370,300 shares of its common stock, par value $0.01 per share (the "Common Stock") to the public, and the Bank issuing all of its issued and outstanding common stock to the Company. Prior to the Conversion, the Company did not engage in any material operations. The Company does not have any significant assets other than the outstanding capital stock of the Bank, cash and investment securities and a note receivable from the ESOP. The Company's principal business is the business of the Bank. At June 30, 1999, the Company had total assets of $48.0 million, deposits of $34.7 million, net loans receivable of $29.6 million and stockholders' equity of $4.9 million.

     Newport Federal Savings Bank. The Bank is a federal stock savings bank operating through one office in Newport, Arkansas. Newport Federal was founded in 1934 as a federally chartered institution and is a member of the Federal Home Loan Bank ("FHLB") System. The Bank's principal business consists of attracting deposits from the general public and originating residential mortgage loans.
The Bank also offers various types of consumer loans and commercial business loans. The Bank's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF").

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

Proposed Legislative and Regulatory Changes

     Legislation has been reintroduced in the U.S. Congress which calls for the modernization of the banking system and which would significantly affect the operations and regulatory structure of the financial services industry, including savings institutions like the Bank. At this time, management does not know what form the final legislation might take, or if enacted into law, how the legislation would affect the Company's and Bank's business and operations and competitive environment. For additional information on the provisions of this legislation, see "Regulation of the Bank -- Proposed Legislative and Regulatory Changes."

Lending Activities

    Most of the Bank's loans are mortgage loans which are secured by one- to four-family residences. The Bank also makes consumer, residential construction and commercial real estate and commercial business loans. At June 30, 1999, the Bank's gross loans totaled $29.6 million of which $21.7 million were mortgage loans secured by one-to four-family residences. The Bank originates both fixed-rate mortgage and adjustable-rate mortgage ("ARM") loans. Generally, all of the consumer loans the Bank originates have fixed rates.

    The following table sets forth information concerning the types of loans held by the Bank at the dates indicated. At June 30, 1999, the Bank did not have any concentrations of loans exceeding 10% of total loans except as disclosed below.

                                                At June 30,
                                 --------------------------------------------
                                     1999                          1998
                                 ----------------           -----------------
                                 Amount      %               Amount      %
                                 -------  -------           --------  -------
                                            (Dollars in thousands)

Real estate loans:
  One- to four-family..........  $21,712   73.24%           $18,018   69.88%
  Multi-family.................      123     .41                129     .50
  Non-residential..............    3,578   12.08              3,128   12.13
                                 -------   -----            -------   -----
     Total real estate loans...   25,413   85.73             21,275   82.51
Consumer loans:
  Loans secured by deposits....      746    2.51                694    2.69
  Home improvement.............      382    1.29                517    2.01
  Automobile...................    1,918    6.47              2,174    8.43
  Other consumer...............      597    2.01                632    2.45
Commercial.....................      590    1.99                492    1.91
                                 -------  ------            -------  ------
       Total loans.............   29,646  100.00%            25,784  100.00%
                                 -------  ======            -------  ======

Less:
  Deferred fees and discounts..        1                          2
  Allowance for losses.........      105                        189
                                 -------                    -------
       Loan portfolio, net.....  $29,540                    $25,593
                                 =======                    =======

     The following table sets forth the estimated maturity of the Bank's loan portfolio at June 30, 1999. The table does not include the effects of possible prepayments or scheduled repayments. All mortgage loans are shown as maturing based on the date of the last payment required by the loan agreement.


                                                 Due After
                                 Due Within      1 Through      Due After
                               One Year After  5 Years After  5 Years After
                               June 30, 1999   June 30, 1999  June 30, 1999    Total
                               --------------  -------------  -------------  ---------
                                               (In thousands)
Real estate loans:
  One- to four-family........      $1,067         $2,928         $17,717        $21,712
  Multi-family...............          --             --             123            123
  Non-residential............         950          1,218           1,410          3,578
Consumer loans:
  Loans secured by deposits..         652             94              --            746
  Home improvement...........           5            116             261            382
  Automobile.................         140          1,742              36          1,918
  Other consumer.............         161            399              37            597
Commercial...................         290            229              71            590
                                   ------         ------         -------        -------
     Total...................      $3,265         $6,726         $19,655        $29,646
                                   ======         ======         =======        =======

     The next table shows at June 30, 1999, the dollar amount of all the Bank's loans due one year or more after June 30, 1999 which have fixed interest rates and have floating or adjustable interest rates.


                                                               Floating or
                                            Fixed Rate      Adjustable Rates
                                            ----------      ----------------
                                                 (In thousands)
            Real estate loans:
                One- to four-family.......    $4,503            $16,142
                Multi-family..............        --                123
                Non-residential...........     1,784                844
            Consumer loans:
               Loans secured by deposits..        94                 --
               Home improvement...........       377                 --
               Automobile.................     1,778                 --
               Other consumer.............       436                 --
            Commercial...................        300                 --
                                              ------            -------
                    Total.................    $9,272            $17,109
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

     One-to Four-Family Residential Loans. The Bank's primary lending activity consists of the origination of one-to four-family residential mortgage loans secured by property located in the Bank's primary market area. At June 30, 1999, $21.8 million, or 73.65% of the Bank's gross loan portfolio consisted of residential mortgage loans. The Bank generally originates one-to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or purchase price, with private mortgage insurance or additional collateral required on loans with a loan-to-value ratio in excess of 80%. The maximum loan-to-value ratio on mortgage loans secured by nonowner occupied properties generally is limited to 80%. The Bank primarily originates and retains fixed-rate balloon loans having terms of up to five years, with principal and interest payments calculated using up to a 25-year amortization period.

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

     ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore is potentially limited in effectiveness during periods of rapidly rising interest rates. At June 30, 1999, approximately 75.03% of the one-to four-family residential loans the Bank holds had adjustable rates of interest.

     Mortgage loans originated and held by the Bank generally include due-on-sale clauses. This gives the Bank the right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property securing the mortgage loan without the Bank's consent.

     Residential Construction Loans. The Bank makes a limited number of residential construction loans on one-to four-family residential property to the individuals who will be the owners and occupants upon completion of construction. Loan proceeds are disbursed according to a draw schedule and the Bank inspects the progress of the construction before additional funds are disbursed. The Bank charges a fixed rate of interest on the Bank's construction loans. While the Bank occasionally agrees to convert the balance of construction loans to a permanent mortgage upon completion of the construction phase, the Bank will not commit to do so at the same time as the construction loan is granted. Any permanent mortgage would be granted on the same terms as other one-to four-family mortgage loans the Bank originates.

     Construction lending is generally considered to involve a higher degree of credit risk than long-term financing of residential properties. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project proves to be inaccurate, the Bank may be compelled to advance additional funds to complete the construction. Furthermore, if the final value of the completed property is less than the estimated amount, the value of the property might not be sufficient to assure the repayment of the loan.

     Commercial and Multi-Family Loans. The Bank's commercial real estate loans are secured by churches, office buildings, and other commercial properties. Multi-family loans are secured by apartment and condominium buildings. At June 30, 1999, the Bank's three largest commercial real estate loans consisted of a loan on a commercial office building which had a balance of $495,000 at June 30, 1999, a loan to a nursing home which had a balance of $370,000 and a loan to a doctors office building which had a balance of $247,000 at June 30, 1999. At June 30, 1999, all three of these loans were performing in accordance with their terms.

     Multi-family and commercial real estate loans are made in amounts of up to 80% of the appraised value of the property and may be on a fixed or adjustable-rate basis for terms of up to five years. Prior to committing to make a multi-family or commercial real estate loan, the Bank requires that the prospective borrower provide a cash flow statement indicating sufficient cash flow from the property to service the loan. The Bank reviews any tenant leases and requires that the payments under such leases be assigned to the Bank.

     Commercial and multi-family real estate lending entails significant additional risks compared to residential property lending. These loans typically involve large loan balances to single borrowers or groups of related borrowers. The repayment of these loans typically is dependent on the successful operation of the real estate project securing the loan. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and may also be subject to adverse conditions in the economy. To minimize these risks, the Bank generally limits this type of lending to the Bank's market area and to borrowers who are otherwise well known to the Bank.

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

     Consumer Loans. The Bank offers consumer loans in order to provide a wider range of financial services to the Bank's customers. Consumer loans totaled
$3.6 million, or 12.28% of the Bank's total loans at June 30, 1999. The Bank's consumer loans consist of automobile, home improvement, share account and personal loans. The Bank's home improvement loans are primarily originated under a program whereby the U.S. Government guarantees 90% of the principal balance of such loans. The Bank began offering personal lines of credit in 1997. The Bank offers both unsecured lines of credit that are granted based upon the borrower's financial strength and secured lines of credit.

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

     Written commitments are given to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 30 days of the date of issuance. At June 30, 1999, commitments to cover originations of mortgage loans were $350,000. The Bank believes that virtually all of the Bank's commitments will be funded.

     Loan Originations, Purchases and Sales. Most of the loans the Bank originates are intended to be held in the Bank's portfolio rather than sold in the secondary mortgage market. The Bank occasionally purchases loan participations from other financial institutions. These participation interest purchases are reflected in the above table. Generally, the purchase of participation interests involves the same risks as would the origination of the same types of loans as well as the additional risk that results from the fact that the Bank has less control over the origination and subsequent administration of such loans. At June 30, 1999, all of the Bank's participation loans were performing in accordance with their terms.

     Loans to One Borrower. The maximum amount of loans which the Bank may make to any one borrower may not exceed the greater of $500,000 or 15% of the Bank's unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% of the Bank's unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The Bank's maximum loan-to-one borrower limit was approximately $640,000 at June 30, 1999. At June 30, 1999, the Bank's largest loan outstanding had a balance of $500,000. This loan was secured by a one- to four-family dwelling.

     Loan Delinquencies. Generally when a mortgage loan becomes 15 days past due, a late charge is assessed. If, after 30 days, a payment is still delinquent, the borrower will receive a computer-generated notice and a letter and/or telephone call from the Bank and may receive a visit from one of the Bank's representatives. If the loan continues in a delinquent status for 60 days, a letter is sent giving the borrower 10 days in which to cure the delinquency or risk having the loan called. If no payment is received after that 10 day period, the loan is called and appropriate legal or foreclosure action is initiated. At June 30, 1999, the Bank's loans past due between 30 and 89 days totaled $325,271.

     Loans are reviewed on a monthly basis and are generally placed on a non-accrual status when the loan becomes more than 90 days' delinquent or when, in the Bank's opinion, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

    Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and real estate owned. As of the dates indicated, the Bank had no loans categorized as troubled debt restructurings within the meaning of SFAS 15 and no loans which were 90 days or more past due and still accruing interest.


                                                        At June 30,
                                                ---------------------------
                                                 1999                 1998
                                                ------               ------
                                                       (In thousands)
Loans accounted for on a non-accrual basis:
  Real estate:
    One- to four-family......................    $  36               $  13
    Multi-family.............................       --                  --
    Non-residential..........................       --                  23
                                                 -----               -----
     Total real estate loans.................       36                  36
Consumer loans:
   Loans secured by deposits.................       --                  --
   Home improvement..........................        1                  11
   Automobile................................       --                  --
   Other consumer............................       --                  --
Commercial...................................       --                  --
                                                 -----               -----
        Total nonperforming loans............       37                  47
                                                 -----               -----

Repossessed automobiles......................       --                  69

Foreclosed real estate.......................      379                 536
                                                 -----               -----
Total nonperforming assets...................    $ 416               $ 652
                                                 =====               =====
Total nonperforming assets as a
  percentage of total net loans..............     1.41%               2.55%
                                                 =====               =====
Total nonperforming assets as a
  percentage of total assets.................     .867%               1.49%
                                                 =====               =====

     During the year ended June 30, 1999, the Bank would have recorded additional interest income of approximately $2,000 on nonaccrual loans if such loans had been current throughout the period. The Bank did not include any income on nonaccrual loans during the year. In addition, the Bank had $108,000 in loans which were not classified as nonaccrual, 90 days past due or restructured, but where known information causes the Bank to have serious concerns as to the ability of these borrowers to comply with their current loan terms.

     Foreclosed real estate of $379,000 at June 30, 1999 consisted of the Bank's participation interest in a 625-room hotel located in Oklahoma City. During the year ended June 30, 1998, the property was transferred to other real estate owned in connection with the acceptance of the deed in lieu of foreclosure. During the year ended June 30, 1999, the carrying value of the property was reduced by $157,000, based on the anticipated sale price of the property. While the property currently generates sufficient cash flow to cover the costs of upkeep and is being marketed for sale there can be no assurance that further write downs in connection with this property will not be required.

     Classified Assets. OTS regulations provide for a classification system for problem assets of savings associations which covers all problem assets. Under this classification system, problem assets of savings associations such as the Bank's are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the savings association will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full, on the basis of currently existing facts, conditions, and, values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weakness that do not currently warrant classification in one of the aforementioned categories.

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

     At June 30, 1999, none of the Bank's assets were classified as special mention or doubtful and loans classified as substandard totaled $145,000. In addition, the Bank's real estate owned of $379,000 was also classified as substandard.

     Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure is recorded as "real estate owned" until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value less estimated disposal costs. Any write down of real estate owned is charged to operations. At June 30, 1999, the Bank's only real estate owned consisted of its interest in a 625-room hotel located in Oklahoma City. See " -- Nonperforming Assets."

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

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.


                                             Year Ended June 30,
                                           ------------------------
                                               1999         1998
                                           ------------  ----------
                                            (Dollars in thousands)
Balance at beginning of period...........       $  189      $  150
                                                ------      ------

Charge-offs:
  One-to-four-family.....................           --          (5)
  Multi-family...........................           --          --
  Non-residential........................         (107)       (112)
                                                ------      ------
     Total real estate loans.............         (107)       (117)
  Consumer loan..........................          (41)         --
Recoveries:
  One-to-four-family.....................           --          --
  Multi-family...........................           --          --
  Non-residential........................           --          --
                                                ------      ------
Net recoveries (charge-offs).............         (148)       (117)
                                                ------      ------
Additions charged to operations..........           64         156
                                                ------      ------
Balance at end of period.................          105         189
                                                ------      ------

Allowance for loan losses to total
  nonperforming assets at end of period..        25.24%      32.41%
                                                ======      ======
Allowance for loan losses to net loans
  at end of period.......................          .36%        .74%
                                                ======      ======
Ratio of net charge-offs to average
  loans outstanding during the period....          .55%        .37%
                                                ======      ======

     The following table illustrates the allocation of the allowance for loan losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the Bank's use of the allowance to absorb losses in other loan categories.

                                                          June 30,
                                       -------------------------------------------------
                                                1999                       1998
                                       ----------------------     ----------------------
                                                  Percent of                 Percent of
                                                   Loans in                  Loans in
                                                 Category to                Category to
                                       Amount    Total Loans      Amount    Total Loans
                                       ------    ------------     ------    ------------
                                                     (Dollars in thousands)
Real estate loans:
  One- to four-family................   $  77          73.24%       $132          69.88%
  Multi-family.......................       1            .41           1            .50
  Non-residential....................      13          12.08          23          12.13
                                        -----         ------        ----         ------
     Total real estate loans.........      91          85.73         156          82.51
Consumer loans:
   Loans secured by deposits.........       2           2.51           5           2.69
   Home improvement..................       1           1.29           4           2.01
   Automobile........................       7           6.47          16           8.43
   Other consumer....................       2           2.01           5           2.45
Commercial...........................       2           1.99           3           1.91
                                        -----         ------        ----         ------
    Total allowance for loan losses..   $ 105         100.00%       $189         100.00%
                                        =====         ======        ====         ======

Investment Activities

    Investment Securities. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. See "Regulation -- Regulation of the Bank -- Federal Home Loan Bank System." The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) the Bank's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) the Bank's projections as to the short-term demand for funds to be used in loan origination and other activities. The Bank classifies all the Bank's investment securities as "held to maturity" in accordance with SFAS No. 115. At June 30, 1999, the Bank's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations,
(iii) local municipal obligations, (iv) mortgage-backed securities, (v) bankers' acceptances, (vi) certificates of deposit, (vii) federal funds, including FHLB overnight and term deposits (up to six months), and (viii) investment grade
corporate bonds, commercial paper and mortgage derivative products.   See " --
Mortgage-Backed Securities."   The Board of Directors may authorize additional
investments.

    The Bank's investment securities at June 30, 1999 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States Government or its agencies.

     Mortgage-Backed Securities. To supplement lending activities, the Bank has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as us. The Bank's mortgage-backed securities portfolio consists of participations or pass-through certificates issued by the Federal Home Loan Mortgage Corporation (the "FHLMC"), the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA"). GNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while FHLMC and FNMA certificates are guaranteed by those agencies only. The Bank's mortgage-backed securities portfolio was classified as "held to maturity" at June 30, 1999.

     Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

     Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable-rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

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

     As a member of the FHLB of Dallas, the Bank is required to maintain an investment in FHLB Stock. At June 30, 1999, the Bank's investment in FHLB stock amounted to $435,000. No ready market exists for such stock and it has no quoted market value.

     The following table sets forth the carrying value of the Bank's investment securities and mortgage-backed portfolio at the dates indicated.

                                           At June 30,
                                           -----------
                                     1999           1998
                                    ------         ------
                                         (In thousands)
  U.S. Government agencies......    $ 2,725       $ 3,000
  Mortgage-backed securities....     10,852         7,895
  Federal Home Loan Bank stock..        435           301
  Municipal securities..........         30            48
                                    -------       -------
      Total.....................    $14,042       $11,244
                                    =======       =======

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment portfolio at June 30, 1999.

                              One Year or Less  One to Five Years  Five to Ten Years  More than Ten Years Total Investment Portfolio
                              ----------------  ------------------ ------------------ ------------------- --------------------------
                                       Weighted           Weighted           Weighted           Weighted               Weighted
                              Book     Average  Book      Average  Book      Average  Book       Average   Book         Average
                              Value     Yield   Value      Yield   Value       Yield  Value       Yield    Value         Yield
                              -----     -----   -----      -----   -----       -----  -----       -----    -----         -----
                                                    (Dollars in thousands)
Securities held to
 maturity:
  U.S. Government and
    agencies................  $  --      -- %   $  --       -- %   $ 725      6.08%   $ 2,000       6.75%  $ 2,725         6.57%
  Mortgage-backed
    securities  (1).........     --      --        --       --        --        --     10,852       6.44    10,852         6.44
  Municipal securities......      3    9.50        10      9.50       17      9.50         --         --        30         9.50
                              -----             -----              -----              -------              -------
                              $   3             $  10              $ 742              $12,852              $13,607
                              =====             =====              =====              =======              =======

_______________
(1) For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated to maturity groups based on the weighted average estimated life of the underlying collateral.

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

     Certificates of deposit in amounts of $100,000 or more totaled $4.3 million or 12.36% of the deposit portfolio. The majority of these certificates represent deposits from long-standing customers. As of June 30, 1999, the Bank had no brokered deposits.

     At June 30, 1999, the Bank's deposits were represented by the various types of savings programs described below.

Interest            Minimum                                         Minimum     Balances in   Percentage of
Rate(1)              Term          Category                         Amount       Thousands    Total Savings
------              -------        --------                         -------     -----------   -------------
2.78%               None           Passbook accounts                $   500       $ 2,204           6.34%
2.37                None           NOW accounts                         500         2,439           7.01
2.52                None           Money market accounts              2,500           261            .75
 --                 None           Other non-interest bearing           100         1,305           3.75

                                   Certificates of Deposit
                                   --------------------------

3.56                31 days        Fixed-Term, Fixed-Rate               500            91            .26
4.06                91 days        Fixed-Term, Fixed-Rate               500           195            .56
4.65                6 months       Fixed-Term, Fixed-Rate               500         6,046          17.38
4.78                12 months      Fixed-Term, Fixed-Rate               500         8,122          23.35
4.34                15 months      Fixed-Term, Fixed-Rate               500         2,300           6.61
4.94                18 months      Fixed-Term, Fixed-Rate               500         1,068           3.07
4.94                24 months      Fixed-Term, Fixed-Rate               500         1,259           3.62
4.99                36 months      Fixed-Term, Fixed-Rate               500         1,506           4.33
5.20                60 months      Fixed-Term, Fixed-Rate               500         7,988          22.97
                                                                                  -------         ------

                                       Total certificates of deposit               28,575          82.15
                                                                                  -------         ------
                                       Total savings deposits                     $34,784         100.00%
                                                                                  =======         ======

-------------------------
(1)  Indicates weighted average interest rate at June 30, 1999.

     The following table sets forth the Bank's time deposits classified by interest rate at the dates indicated.

                                               At June 30,
                                         -----------------------
                                          1999            1998
                                         ------          -------
                                              (In thousands)

          2 -  3.99%................     $   369         $   178
          4 -  5.99%................      25,098          24,629
          6 -  7.99%................       3,108           3,359
                                         -------         -------
                                         $28,575         $28,166
                                         =======         =======

     The following table sets forth the amount and maturities of the Bank's time deposits at June 30, 1999.

                                            Amount Due
                     -------------------------------------------------------
                     Less Than   One to      Two to        After
Rate                 One Year   Two Years  Three Years  Three Years   Total
----                 ---------  ---------  -----------  -----------  -------
                                          (In thousands)

 2 -  3.99%........  $     369  $      --   $       --   $       --  $    369
 4 -  5.99%........     18,379      1,831        1,509        3,379    25,098
 6 -  7.99%........        214      2,358          486           50     3,108
                     ---------  ---------   ----------   ----------  --------
                     $  18,962  $   4,189   $    1,995   $    3,429  $ 28,575
                     =========  =========   ==========   ==========  ========

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1999.

                                                  Certificates
          Maturity Period                         of Deposit
          ---------------                        --------------
                                                 (In thousands)

          Three months or less...........           $    477
          Over three through six months..              1,061
          Over six through 12 months.....              1,613
          Over 12 months.................              1,188
                                                    --------
            Total........................           $  4,339
                                                    ========

     Borrowings. Advances (borrowings) may be obtained from the FHLB of Dallas to supplement the Bank's supply of lendable funds. Advances from the FHLB of Dallas are typically secured by a pledge of the Bank's stock in the FHLB of Dallas, a portion of the Bank's first mortgage loans and other assets. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. At June 30, 1999, borrowings from the FHLB of Dallas totaled $8.1 million and consisted of five long-term obligations and one short-term obligation totaling $5.9 million and $2.2 million, respectively.

     The following table sets forth certain information regarding the Bank's borrowings.

                                                   At or for the
                                                Year Ended June 30,
                                              ------------------------
                                               1999             1998
                                              ------           -------
                                                (Dollars in thousands)
Amounts outstanding at end of period:
  FHLB advances.............................   $8,090          $3,970

Weighted average rate paid on:
  FHLB advances.............................    5.645           5.786%

Maximum amount of borrowings outstanding
  at any month end:
  FHLB advances.............................    8,090           4,008

Approximate average short-term borrowings
  outstanding with respect to:
  FHLB advances.............................    1,073             783

Approximate weighted average rate paid on:
  FHLB advances.............................    5.739%          5.769%

Performance Ratios

     The table below sets forth certain performance ratios of the Company at or for the years indicated.

                                                                     At or for the
                                                                  Year Ended  June 30,
                                                              ------------------------
                                                               1999              1998
                                                              ------           -------
 Return on assets (net earnings divided by
  average total assets)................................            * %            .06%
 Return on average stockholders' equity (net earnings
  divided by average stockholders' equity).............          .02              .65
 Dividend payout ratio (dividends declared per share
  divided by net earnings per share)...................          N/A              N/A
 Interest rate spread (combined weighted average
  interest rate earned less combined weighted
  average interest rate cost)..........................         2.11             3.31
 Ratio of average interest-earning assets to
  average interest-bearing liabilities.................       105.92           102.97
 Ratio of noninterest expense to average total assets..         2.41             2.74

---------
* = Not meaningful.

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

Personnel

     At June 30, 1999, the Bank had 13 full-time and one part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that the Bank's relationship with its employees is good.

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

     Savings institutions are also subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act and Regulation on loans to executive officers and the restrictions of Section 106(b) of the BHCA on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 prohibits (i) a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     Restrictions on Acquisitions. The HOLA generally prohibits savings and loan holding companies from acquiring, without prior approval of the Director of OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the Director of OTS, up to 15% of the voting shares of an undercapitalized savings institution pursuant to a "qualified stock issuance" without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6-1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings institution and transactions between the savings institution and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

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

     The OTS regulations permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may not establish an out-of-state branch unless
(i) the federal association qualifies as a "domestic building and loan association" under (S)7701(a)(19) of the Code and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association and
(ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

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

     Proposed Legislative and Regulatory Changes. The U.S. Congress is in the process of drafting legislation which may have a profound effect on the financial services industry. In January 1999 legislation restructuring the activities and regulations oversight of the financial services industry was reintroduced in both houses of the U.S. Congress. The stated purposes of the legislation are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services and increase competition and would permit affiliations between commercial banks, securities firms, insurance companies and, subject to certain limitations, other commercial enterprises allowing holding companies to offer new services and products. In particular, the legislation repeals the Glass-Steagall Act prohibitions on bank affiliating with securities firms and thereby allow holding companies to engage in securities underwriting and dealing without limits and to sponsor and act as distributor for mutual funds. The legislation also removes the BHCA's prohibitions on insurance underwriting allowing holding companies to underwrite and broker any type of insurance product, calls for a new regulatory framework for financial institutions and their holding companies and preserves the thrift charter and all existing thrift powers. The Senate version (S.900) was approved by the Senate on May 6, 1999. The House version (H.R.10) was approved by the House on July 1, 1999. A conference committee has been appointed to reconcile the differences between the two bills. The two versions differ principally with respect to the powers of operating subsidiaries, permissible activities of well-managed holding companies and restrictions on nonfinancial activities of unitary thrift holding companies. At this time, it is unknown how the legislation will be modified, or if enacted, what form the final version of the legislation might take and how it will affect the Company's and the Bank's business and operations and competitive environment.

     Regulatory Capital Requirements. Under OTS capital standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% (or 3.0% if the association is rated composite 1 CAMELS under the OTS examination rating system) of adjusted total assets and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated composite 1 CAMELS under the OTS examination rating system). See " -- Prompt Corrective Regulatory Action." For purposes of this regulation, Tier 1 capital has the same definition as core capital which is defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights and purchased credit card relationships. Both core and tangible capital are further reduced by an amount equal to the savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken solely as an agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At June 30, 1999, Newport Federal had no such investments.

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

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings association's general loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements, all equity investments and that portion of the association's land loans and non-residential construction loans in excess of an 80% loan-to-value ratio. At June 30, 1999, the Bank had no high ratio land or non-residential construction loans and had no equity investments for which OTS regulations require deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios at origination not exceeding 80% are assigned a risk weight of 50%. Consumer and non-qualifying single family, multi-family and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by FNMA and the FHLMC and the book value of FHLB stock are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. As of June 30, 1999, the Bank's risk-weighted assets were approximately $21.7 million.

     The table below presents the Bank's capital position relative to its various regulatory capital requirements at June 30, 1999.

                                                                             Percent of
                                                               Amount        Assets (1)
                                                               ------        ----------
                                                                 (Dollars in Thousands)
     Tangible capital......................................     $4,102           8.8%
     Tangible capital requirement..........................        697           1.5
                                                                ------          ----
       Excess..............................................     $3,405           7.3%
                                                                ======          ====

     Core capital..........................................     $4,102           8.8%
     Core capital requirement..............................      1,393           3.0
                                                                ------          ----
       Excess..............................................     $2,709           5.8%
                                                                ======          ====

      Total capital (i.e., core and supplementary capital)..    $4,207          19.4%
      Risk-based capital requirement........................     1,733           8.0
                                                                ------          ----
        Excess..............................................    $2,474          11.4%
                                                                ======          ====

______________

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

     To qualify as a QTL, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, the value of property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of total assets. Qualified Thrift Investments consist of: (i) loans, equity positions, or securities related to domestic, residential real estate or manufactured housing, and educational, small business and credit card loans; (ii) shares of stock issued by an FHLB. Subject to a 20% of portfolio assets limit, however, savings institutions are able to treat the following as Qualified Thrift Investments:
(i) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions but do not include any intangible assets; (ii) investments, both debt and equity, in the capital stock or obligations of and any other security issued by a service corporation or operating subsidiary, provided that such subsidiary derives at least 80% of its annual gross revenues from activities directly related to purchasing, refinancing, constructing, improving or repairing domestic residential housing or manufactured housing; (iii) 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas; (iv) loans for the purchase, construction, development or improvement of community service facilities, (v) loans for personal, family or household purposes; and (vi) shares of stock issued by FNMA or FHLMC.

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the FHLB System. Upon failure to qualify as a QTL for two years, a savings association must convert to a commercial bank. At June 30, 1999, approximately 85.77% of the Bank's assets were invested in Qualified Thrift Investments.

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

     OTS regulations require that savings institutions submit notice to the OTS prior to making a capital distribution if (a) they would not be well-capitalized after the distribution, (b) the distribution would result in the retirement of any of the institution's common or preferred stock or debt counted as its regulatory capital, or (c) the institution is a subsidiary of a holding company. A savings institution must make application to the OTS to pay a capital distribution if (x) the institution would not be adequately capitalized following the distribution, (y) the institution's total distributions for the calendar year exceeds the institution's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS. If neither the savings institution nor the proposed capital distribution meet any of the foregoing criteria, then no notice or application is required to be filed with the OTS before making a capital distribution. The OTS may disapprove or deny a capital distribution if in the view of the OTS, the capital distribution would constitute an unsafe or unsound practice.

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

     The federal banking agencies have also established Year 2000 readiness safety and soundness guidelines requiring all insured depository institutions to implement procedures by specified key dates to ensure the institution can continue business operations after January 1, 2000. Every institution must identify its internal and external "mission-critical" systems (i.e., those systems vital to the continuance of a core business activity) and develop a written plan establishing priorities, oversight and reasonable deadlines to complete the testing and renovation of mission-critical systems. In addition, an institution must prepare a written business resumption contingency plan that
(i) defines scenarios where mission-critical systems might fail, (ii) evaluates contingency options to keep business operations going, and (iii) provides for testing of the contingency plan by an independent party. Every depository institution must also identify among its customers those persons that represent a material risk to the institution in the event the customer is not Year 2000 compliant and implement appropriate risks controls to manage and mitigate the customer's Year 2000 risk to the institution. The federal banking agencies will examine the institution's overall progress in meeting the Year 2000 readiness guidelines. In the event an institution has failed to renovate its mission-critical systems or is not on schedule with key dates, the institution must draft a remediation contingency plan outlining alternative strategies to comply with the guidelines and locate available third party providers. The agencies, in their sole discretion, may take actions under the FDICIA, the safety and soundness guidelines or any other action available to them, including enforcement action, to ensure an institution's Year 2000 readiness.

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

     The FDIC has adopted an assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings is zero and institutions in the lowest risk assessment classification are assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

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

     Liquidity Requirements. The Bank is required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to the Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt and mortgage loans and mortgage-related securities with less than one year to maturity or subject to purchase within one year) in each calendar quarter of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus the average daily balance of short-term borrowings during the preceding calendar quarter. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily liquidity ratio of the Bank for the month of June 1999 was 9.92%.

     Federal Home Loan Bank System. The Bank is a member of the FHLB, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Dallas, the Bank is required to acquire and hold shares of capital stock in the FHLB of Dallas in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Dallas, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Dallas stock at June 30, 1999, of $435,000. The FHLB of Dallas is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Dallas. As of June 30, 1999, the Bank had $8.1 million in advances and other borrowings from the FHLB of Dallas. See "Sources of Funds -- Borrowings."

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on transaction accounts of between $4.9 million and $46.5 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1999, the Bank met its reserve requirements.

Taxation

     The Bank is subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), in the same general manner as other corporations. However, prior to August 1996, savings institutions such as the Bank, which met certain definitional tests and certain other conditions prescribed by the Code could benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. The amount of the bad debt deduction that a qualifying savings institution could claim for tax purposes with respect to additions to its reserve for bad debts for "qualifying real property loans" could be based upon the Bank's actual loss experience (the "experience method") or as a percentage of the Bank's taxable income (the "percentage of taxable income method"). Historically, the Bank used the method that would allow the Bank to take the largest deduction.

     In August 1996, the Code was revised to equalize the taxation of savings institutions and banks. Savings institutions, such as us, no longer have a choice between the percentage of taxable income method and the experience method in determining additions to bad debt reserves. Thrifts with $500 million of assets or less may still use the experience method, which is generally available to small banks currently. Larger thrifts may only take a tax deduction when a loan is actually charged off. Any reserve amounts added after 1987 will be taxed over a six year period beginning in 1996; however, bad debt reserves set aside through 1987 are generally not taxed. A savings institution may delay recapturing into income its post-1987 bad debt reserves for an additional two years if it meets a residential-lending test. This law is not expected to have a material impact on the Bank. At June 30, 1999, the Bank had no post-1987 bad-debt reserves.

     Earnings appropriated to the Bank's bad debt reserve and claimed as a tax deduction including the Bank's supplemental reserves for losses will not be available for the payment of cash dividends or for distribution (including distributions made on dissolution or liquidation), unless the Bank includes the amount in income, along with the amount deemed necessary to pay the resulting federal income tax. If such amount is used for any purpose other than bad debt losses, including a dividend distribution or a distribution in liquidation, it will be subject to federal income tax at the then current rate. Retained earnings at June 30, 1999 included approximately $552,435 for which no deferred Federal income tax liability has been recognized. This amount represents such allocation of income to tax bad debt deduction for income tax purposes.

     The Code imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is increased by certain preference items, including the excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Bank's AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds the Bank's AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2 million is imposed on corporations, including us, whether or not an AMT is paid. The Company is not subject to AMT if it has average gross receipts of $5,000,000 or less for the three-year period beginning after December 31, 1994 and average gross receipts for the latest three-year period thereafter of $7,500,000 or less.

     The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. A 70% dividends received deduction generally applies with respect to dividends received from corporations that are not members of such affiliated group, except that an 80% dividends received deduction applies if the Company owns more than 20% of the stock of a corporation paying a dividend. The above exclusion amounts, with the exception of the affiliated group figure, were reduced in years in which the Bank availed itself of the percentage of taxable income bad debt deduction method.

     The Bank's federal income tax returns have not been audited by the IRS.

State Taxation

     The Bank is subject to Arkansas corporation income tax at increasing rates up to 6.5% of all taxable earnings in excess of $100,000. The Company is incorporated under Tennessee law and qualified to do business in Arkansas as a foreign corporation.

Item 2.  Description of Property
--------------------------------

     The following table sets forth certain information regarding the Bank's main office which is the Bank's only branch location.

                                                            Book Value at                      Deposits at
                                   Year        Owned or       June 30,       Approximate         June 30,
                                  Opened        Leased        1999 (1)      Square Footage         1999
                                  ------       --------       ---------     --------------       --------
                                                    (Dollars in thousands)
Main Office:                        1995       Owned          $  1,205               6,000        $34,680

-------------------------
(1)  Cost less accumulated depreciation and amortization.


     The Bank also owns land that was adjacent to an office building that previously served as the Bank's main office. The office building was sold in December 1998. The book value of the land at June 30, 1999 was approximately $95,000.

Item 3. Legal Proceedings.
-------------------------

     The Bank is, from time to time, a party to legal proceedings arising in the ordinary course of the Bank's business, including legal proceedings to enforce the Bank's rights against borrowers. The Bank is not currently a party to any legal proceedings which are expected to have a material adverse effect on the Bank's financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 1999.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholders'
----------------------------------------------------------------------------
Matters
-------

     The Common Stock is listed in the over-the-counter through the OTC "Electronic Bulletin Board" under the symbol "NARK" There are currently 333,270 shares of the Common Stock outstanding. The number of registered holders of Common Stock on September 17, 1999 was 152. The following table sets forth the high and low bid prices for the Common Stock for each quarter since the issuance of the Common Stock on December 18, 1997. No dividends have been declared or paid on the Common Stock.


               Quarter Ended             High               Low
               -------------             ----               ---
               December 31, 1997        $12.75             $12.25
               March 31, 1998           $12.75             $12.50
               June 30, 1998            $12.00             $10.00

               September 30, 1998       $12.25             $ 9.50
               December 31, 1998        $9.3125            $10.00
               March 31, 1999           $10.5625           $10.125
               June 30, 1999            $10.375            $8.3125

     The income of the Company consists of interest on investment and related securities and dividends which may periodically be declared and paid by the Board of Directors of the Bank on the common shares of the Bank held by the Company.

     In addition to certain federal income tax considerations, OTS regulations impose limitations on the payment of dividends and other capital distributions by savings institutions. Under OTS regulations applicable to converted savings institutions, the Bank is not permitted to pay a cash dividend on its common shares if the Bank's regulatory capital would, as a result of the payment of such dividend, be reduced below the amount required for the liquidation account established in connection with the Conversion or applicable regulatory capital requirements prescribed by the OTS.

     OTS regulations require that savings institutions submit notice to the OTS prior to making a capital distribution if (a) they would not be well-capitalized after the distribution, (b) the distribution would result in the retirement of any of the institution's common or preferred stock or debt counted as its regulatory capital, or (c) the institution is a subsidiary of a holding company. A savings institution must make application to the OTS to pay a capital distribution if (x) the institution would not be adequately capitalized following the distribution, (y) the institution's total distributions for the calendar year exceeds the institution's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS. If neither the savings institution nor the proposed capital distribution meet any of the foregoing criteria, then no notice or application is required to be filed with the OTS before making a capital distribution. The OTS may disapprove or deny a capital distribution if in the view of the OTS, the capital distribution would constitute an unsafe or unsound practice.

     The Bank currently meets all of its regulatory requirements and therefore, the Bank may pay dividends in accordance with the foregoing provisions of the OTS regulations.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

     The Company's principal business is that of the Bank. Therefore, this discussion relates primarily to the Bank.

     The profitability of the Bank depends primarily on its net interest income, which is the difference between interest and dividend income on its interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on its interest-bearing deposits and borrowings. The Bank's net earnings also are dependent, to a lesser extent, on the level of its non-interest income (including servicing fees and other fees) and its non-interest expenses, such as compensation and benefits, occupancy and equipment, insurance premiums, and miscellaneous other expenses, as well as federal income tax expense.


Forward-Looking Statements

     In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy
and interest rates in the nation and the Company's market area generally.   Some
of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for losses on loans, the effect of certain recent accounting pronouncements and the Company's projected effects related to the year 2000 compliance issue.


Year 2000 Readiness Disclosure

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

Market Risk Disclosure

     Asset/Liability Management. The Company's assets and liabilities may be analyzed by examining the extent to which its assets and liabilities are interest-rate sensitive and by monitoring the expected effects of interest rate changes on the Company's net portfolio value.

     An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If assets mature or reprice more quickly or to a greater extent than liabilities, the Company's net portfolio value and net interest income would tend to increase during periods of rising interest rates but decrease during periods of falling interest rates. Conversely, if assets mature or reprice more slowly or to a lesser extent liabilities, net portfolio value and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates. The Company's policy has been to mitigate the interest rate risk inherent in the historical savings institution business of originating long-term loans funded by short-term deposits by pursuing certain strategies designed to decrease the vulnerability of earnings to material and prolonged changes in interest rates.

     To manage the interest rate risk of this type of loan portfolio, the Bank limits maturities of fixed-rate loans to no more than five years and emphasizes the origination of ARM loans.

     Net Portfolio Value. In recent years, the Bank has measured its interest rate sensitivity by computing the "gap" between the assets and liabilities which were expected to mature or reprice within certain time periods, based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the OTS. However, the OTS now measures an institution's interest rate risk by computing the amount by which the net present value of cash flow from assets, liabilities and off-balance sheet items (the institution's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates. These computations estimate the effect on an institution's NPV from instantaneous and permanent 1% to 3% (100 to 300 basis points) increases and decreases in market interest rates. The following table presents the interest rate sensitivity of the Bank's NPV at June 30, 1999, as calculated by the OTS, which is based upon quarterly information that the Bank voluntarily provided to the OTS.

      Change                Net Portfolio  Value               NPV as % of Portfolio Value of Assets
                   ------------------------------------       ---------------------------------------
     in Rates      $ Amount     $ Change       % Change       NPV Ratio           Basis Point Change
     --------      --------     --------       --------       ---------           ------------------
                                        (Dollars in thousands)
     + 300 bp       $4,972       $(460)           (8)%           10.72%              (50)  bp
     + 200 bp        5,223        (209)           (4)            11.08               (14)  bp
     + 100 bp        5,371         (61)           (1)            11.23                 1   bp
         0 bp        5,432          --            --             11.22                --   bp
     - 100 bp        5,428          (4)           --             11.08               (14)  bp
     - 200 bp        5,432          --            --             10.96               (26)  bp
     - 300 bp        5,502          69             1             10.95               (27)  bp

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

Average Balances, Interest and Average Yields

     The following table sets forth certain information relating to the Company's average statement of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid at the date and for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from quarter-end balances. The Company does not believe that the use of quarter-end balances instead of daily balances has caused any material difference in the information presented.

                                                                            Year Ended June 30,
                                               -------------------------------------------------------------------------
                                                             1999                                   1998
                                               -------------------------------------    --------------------------------
                                                                             Average                            Average
                                                Average                      Yield/     Average                  Yield/
                                                Balance        Interest       Cost      Balance     Interest      Cost
                                                -------        --------     --------    -------     --------    --------
                                                                       (Dollars in thousands)
Interest-earning assets:
  Interest-bearing deposits..................    $ 3,116        $   215        6.90%    $ 4,063      $   167       4.11%
  Mortgage-backed securities.................     11,698            686        5.86       6,378          394       6.18
  Investment securities......................      2,278            138        6.06       1,599           89       5.57
  Loans (1)..................................     27,050          2,091        7.73      25,259        2,092       8.28
                                                 -------        -------                 -------      -------
Total interest-earning assets................     44,142          3,130        7.09      37,299        2,742       7.35
                                                                -------                              -------
Non-interest-earning assets..................      2,903                                  2,374
                                                 -------                                -------
Total assets.................................    $47,045                                $39,673
                                                 =======                                =======

Interest-bearing liabilities:
  Deposits...................................    $34,588        $ 1,684        4.87     $32,504      $ 1,618       4.98%
  FHLB advances..............................      7,086            390        5.50       2,450           99       4.04
                                                 -------        -------                 -------      -------
Total interest-bearing liabilities...........     41,674          2,074        4.98      34,954        1,717       4.91
                                                                -------                              -------
Non-interest bearing liabilities.............        208                                    142
                                                 -------                                -------
Total liabilities............................     41,882                                 35,096
Retained earnings............................      5,163                                  4,577
                                                 -------                                -------
Total liabilities and retained earnings......    $47,045                                $39,673
                                                 =======                                =======

Net interest income..........................                   $ 1,056                              $ 1,025
                                                                =======                              =======
Net interest rate spread (2).................                                  2.11%                               2.44%
                                                                             =======                               ====
Net interest-earning assets..................    $ 2,468                                $ 2,345
                                                 =======                                =======
Net interest margin (3)......................                                  2.39%                               2.75%
                                                                             =======                               ====
Ratio of average interest-earning assets to
  average interest-bearing liabilities.......                    105.92%                              106.28%
                                                                =======                              =======

__________________
(1)  Includes nonaccrual loans.
(2) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

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

                                                                        Year Ended June 30,
                                         ----------------------------------------------------------------------------
                                           1999          vs.            1998       1998           vs.            1997
                                         ------------------------------------     -----------------------------------
                                                   Increase (Decrease)                   Increase (Decrease)
                                                       Due to                                  Due to
                                         ------------------------------------     -----------------------------------
                                                              Rate/                                   Rate/
                                         Volume    Rate      Volume     Total     Volume     Rate    Volume     Total
                                         ------    ----      ------     -----     ------     ----    -------    -----
                                                                            (In thousands)
Interest-earning assets:
  Interest-bearing deposits...........   $ (39)    $ 113      $ (26)     $  48       $ 93    $   1     $  1      $ 95
  Mortgage-backed securities..........     329       (20)       (17)       292         63       (6)      (2)       55
  Investment securities...............      38         8          3         49         45      (17)     (10)       18
  Loans...............................     148      (139)       (10)        (1)        83       (1)      (1)       81
                                         -----     -----      -----      -----       ----    -----     ----      ----
      Total interest-earning
       assets.........................     476       (38)       (50)       388        284      (23)     (12)      249
                                         -----     -----      -----      -----       ----    -----     ----      ----

Interest-bearing liabilities:
  Deposits............................     104       (36)        (2)        66        146      (62)      (7)       77
  FHLB advances.......................     187        36         68        291         55       (6)      (6)       43
                                         -----     -----      -----      -----       ----    -----     ----      ----
      Total interest-bearing
       liabilities....................     291        --         66        357        201      (68)     (13)      120
  Increase (decrease) in net
   interest income....................   $ 185     $ (38)     $(116)     $  31       $ 83    $  45     $  1      $129
                                         =====     =====      =====      =====       ====    =====     ====      ====

Comparison of Financial Condition at June 30, 1999 and June 30, 1998

     Total assets increased by $4.2 million, or 9.78%, from $43.7 million at
June 30, 1998 to $47.9 million at June 30, 1999.   Asset growth during the year
was primarily funded by FHLB advances which totaled $8.1 million at June 30, 1999, up from $4.0 million at June 30, 1998 for an increase of 103.79% and cash and cash equivalents which decreased by $1.8 million, or 85.30%, during the fiscal year from $2.1 million at June 30, 1998 to $308,000 at June 30, 1999. The increase in assets for the period was primarily centered in increased levels of loans and, to a lesser extent, securities. Loans receivable, net, totaled $29.5 million at June 30, 1999 as compared to $25.6 million at June 30, 1998 for a net increase of $3.9 million or 15.42%. The growth in the loan portfolio during fiscal 1999 was attributable to the purchase of $2.0 million in whole loans during the period as well as new loan originations. The growth in the loan portfolio consisted mainly of one- to four-family mortgage loans which amounted to $21.7 million at June 30, 1999 as compared to $18.0 million at June 30, 1998 for an increase of $3.7 million or 20.5%. Investment securities totaled $14.0 million at June 30, 1999, up from $11.2 million at June 30, 1998 for a net increase of $2.8 million or 25.03%. All of the Company's investment securities are classified as held to maturity. At June 30, 1999, the Company's investment portfolio consisted primarily of mortgage-backed securities and U.S. Government agency obligations.

     Total liabilities increased $4.6 million, or 12.14%, from $38.4 million at June 30, 1998 to $43.0 million at June 30, 1999 with the increase attributable primarily to the $4.1 million increase in FHLB advances. Total deposits increased by $409,000 from $34.3 million at June 30, 1998 to $34.7 million June
30, 1999.   FHLB advances at June 30, 1999 consisted mainly of long-term advances and were used to purchase investment securities with similar maturities and to fund loan growth.

     Total stockholders' equity amounted to $4.9 million at June 30, 1999 as compared to $5.3 million at June 30, 1998. This $383,000 or 7.20% decrease was attributable to the approximately $425,000 used to repurchase 10% of the outstanding shares of Common Stock during the fiscal year.

Comparison of Results of Operations for the Years Ended June 30, 1999 and 1998

     Net Income. Net income for the year ended June 30, 1999 decreased by $24,000, or 96.88%, to $1,000 from net income of $25,000 for the year ended June 30, 1998. The decrease was due primarily to an increased level of non-interest expense, partially offset by increased levels of non-interest income and net interest income as well as a decrease in the provision for loan losses.

     Net Interest Income. Net interest income increased by $31,000, or 3.03%, from $1.0 million for the year ended June 30, 1998 to $1.1 million for the year ended June 30, 1999 with the increase attributable to an increase in the balance of interest-earning assets during the period which was offset by an increase in the balance of interest-bearing liabilities, primarily FHLB advances and a narrowing of the interest rate spread. Average interest earning assets during fiscal year 1999 amounted to $44.1 million up from $37.3 million for fiscal year 1998 with the increase primarily centered in mortgage-backed securities and, to a lesser extent, loans. Average interest bearing liabilities during fiscal year 1999 amounted to $41.7 million, up from $35.0 million during fiscal year 1998 as the Company utilized FHLB advances to fund asset growth. The Company's interest rate spread narrowed by 33 basis points from 2.44% in fiscal year 1998 to 2.11% in fiscal year 1999 due to the combined effects of a 26 basis point decline in the average yield on interest-earning assets and a seven basis point increase in the average cost of interest-bearing liabilities. The decreased asset yield was primarily due to a decreased yield on the Company's loan portfolio with the 55 basis point decline attributable to a period of declining rates that prevailed through the first half of fiscal 1999. The increase in the average cost of interest-bearing liabilities reflected higher borrowing costs on FHLB advances. The ratio of average interest earning assets to average interest-bearing liabilities decreased from 106.28% for fiscal year 1998 to 105.92% for fiscal year 1999.

     Interest Income. Interest income totaled $3.1 million for the year ended June 30, 1999, an increase of $388,000, or 14.15%, from fiscal year 1998's level of $2.7 million. The increase resulted from the increased volume of interest-earning assets as the average yield on the Company's mortgage-backed securities and loan portfolios (which comprise a significant portion o the Company's interest earning assets) declined during the period. Interest income from loans, mortgage-backed securities and interest-bearing deposits accounted for most of the increase in interest income reflecting the growth in those portfolios during the period.

     Interest Expense. Total interest expense increased by $357,000, or 20.79%, due to the combined effects of increased average balances of both deposits and FHLB advances and a seven basis point increase in the average rate paid on such liabilities. Average interest-bearing liabilities rose by $6.7 million from $35.0 million for fiscal 1998 to $41.7 million for fiscal 1999 with increased levels of FHLB borrowings accounting for $4.6 million of the increase.

     Provision for Loan Losses. The provision for loan losses decreased by $92,000, or 59.14% from $156,000 for the year ended June 30, 1998 to $64,000 for the year ended June 30, 1999. During fiscal year 1998, the Bank transferred to other real estate owned the Bank's participation interest in a $5.8 million loan secured by a 625-room hotel located in Oklahoma City. A deed in lieu of foreclosure was accepted by the lead lender on this loan during the third quarter of fiscal 1998. Based on an updated appraisal of the property, the Bank wrote down the value of its interest with such write-down being charged against the allowance for loan losses. The additional provision in fiscal year 1998 was deemed necessary to replenish the reserve to a level deemed adequate by management for the risk in its loan portfolio. There can be no assurance, however, that additional provisions to the allowance for loan losses will not be necessary in the future. The allowance for loan losses as a percentage of net loans at fiscal year end 1999 was 0.36% as compared to 0.74% at fiscal year end 1998.

     Non-interest Income. Non-interest income totaled $148,000 for the year ended June 30, 1999, an increase of $80,000, or 117.44%, from $68,000 for the year ended June 30, 1998. The increase was primarily attributable to growth in transaction accounts which generate additional fee income.

     Non-interest Expense. Non-interest expense increased $235,000 or 26.11%, from $899,000 for the year ended June 30, 1998 to $1.1 million for the year ended June 30, 1999. Increased levels of other expenses, legal and professional fees, data processing and salaries and employees benefits accounted for the increase. Other expense totaled $276,000 for fiscal year 1999, up from $135,000 for fiscal year 1998. Included within the $141,000 increase was a $55,000 write-down in the carrying value of the remaining piece of the real estate on which the Bank's former headquarters had been located. During the second quarter of fiscal 1999, the Bank sold the property that had formerly housed its main office but retained an adjacent lot. During the third quarter of fiscal 1999, the Bank accepted an offer to purchase the lot at a price below its then carrying value. Although such purchase was ultimately not consummated, the Bank reduced its carrying value to the offer price to reflect the market value.
Such reduction in value amounted to $55,000. The Bank also recorded an additional reduction in the carrying value of its interest in the Oklahoma City hotel held as real estate owned by an additional $50,000 to reflect further
reductions in the estimated market value of the property.    Legal and
professional fees rose by $55,000, or 74.67%, from $74,000 in fiscal year 1998 to $129,000 in fiscal year 1999. The increased level of expenses reflects a full fiscal year as a public company as well as the additional professional fees incurred as a result of the termination of the Company's former accountant and the appointment of a successor, professional fees associated with the implementation of various stock benefit plans and in connection with obtaining OTS approval to repurchase 10% of the outstanding shares of Common Stock. Salaries and employee benefit expenses increased by $15,000, or 3.29%, from $454,000 for fiscal year 1998 to $469,000 for fiscal year 1999 reflecting the addition of a new loan officer in November, 1998, the additional compensation expense resulting from the implementation of the Company's management recognition plan and general salary increases.

     Income Tax Expense. Income tax expense decreased by $8,000 from $13,000 for fiscal year 1998 to $5,000 for fiscal year 1999. The decrease in income tax expense is due directly to the decreased level of earnings during fiscal year 1999. The effective tax rates for fiscal years 1999 and 1998 were 86.75% and 34.0%, respectively. The variations in the effective tax rate are attributable to the composition of the income base, the amount of tax exempt income, non-deductible expenses and the related impact of these items relative to net income.

Liquidity and Capital Resources

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings. The required ratio currently is 4% and the Bank's liquidity ratio for the month ended June 30, 1999 was 9.92%.

     The primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, funds provided from operations and advances from the FHLB of Dallas. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses.

     Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, adverse publicity relating to the savings and loan industry, and similar matters. Further, the disparity in FICO Bond interest payments, as described herein, could result in the Bank losing deposits to BIF members that have lower costs of funds and, therefore, are able to pay higher rates of interest on deposits. Management monitors projected liquidity needs and determines the level desirable, based in part on the Company's commitments to make loans and management's assessment of the Company's ability to generate funds.

    The Bank is subject to federal regulations that impose certain minimum capital requirements. At June 30, 1999 the Bank was in compliance with all applicable capital requirements.

Impact of Inflation and Changing Prices

    The Company's financial statements and the accompanying notes presented elsewhere in this document, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Recent Pronouncements

    During the year ended June 30, 1999, the Company adopted SFAS 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The Company did not have any items of other comprehensive income for the two years ended June 30, 1999.

    During the year ended June 30, 1999, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments. The Statement also establishes standards for related disclosures about products and services, geographic areas and major customers.

    The FASB recently adopted SFAS 133, "Accounting for Derivative Financial Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, may be adopted early for periods beginning after issuance of the Statement and may not be adopted retroactively. The Company does not expect to adopt SFAS 133 early. Management believes that the adoption of SFAS 133 will not have a material impact on the Company's financial statements.

Segment Information

    The principal business of the Company is overseeing the business of the Bank. The Company has no significant assets other than its investments in the Bank and certificates of deposit in other financial institutions. The banking operation is the Company's only reportable segment. The banking segment is principally engaged in the business of originating mortgage loans secured by one- to four-family residences and, to a lesser extent, multi-family, construction and commercial real estate loans and consumer loans. These loans are funded primarily through the attraction of deposits from the general public and borrowings from the FHLB. Selected information is not presented separately for the Company's reportable segment, as there is no material difference between that information and the corresponding information in the consolidated financial statements.

                          [INTENTIONALLY LEFT BLANK]

Item 7.  Financial Statements
-----------------------------

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page

                                                                         ----
Independent Accountants' Reports........................................   37

Consolidated Financial Statements

    Balance Sheets......................................................   39
    Statements of Income................................................   40
    Statements of Changes in Stockholders' Equity.......................   41
    Statements of Cash Flows............................................   42
    Notes to Consolidated Financial Statements..........................   43

                         Independent Auditors' Report


The Board of Directors and Stockholders
North Arkansas Bancshares, Inc.:

We have audited the accompanying consolidated balance sheet of North Arkansas Bancshares, Inc. and subsidiary (the "Company") as of June 30, 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North Arkansas Bancshares, Inc. and subsidiary as of June 30, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                            /s/ KPMG LLP

Little Rock, Arkansas
August 7, 1998

        [LETTERHEAD OF BAIRD, KURTZ & DOBSON, INDEPENDENT ACCOUNTANTS]

                        Independent Accountants' Report
                        -------------------------------

Board of Directors
North Arkansas Bancshares, Inc.
Newport, Arkansas

     We have audited the accompanying consolidated balance sheet of NORTH ARKANSAS BANCSHARES, INC. as of June 30, 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of NORTH ARKANSAS BANCSHARES, INC. as of June 30, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Baird, Kurtz & Dobson

Little Rock, Arkansas
July 30, 1999

                        NORTH ARKANSAS BANCSHARES, INC.

                          CONSOLIDATED BALANCE SHEETS

                            JUNE 30, 1999 AND 1998

                                     ASSETS

                                                                           1999                 1998
                                                                        -----------          -----------
 Cash and due from banks                                                $   224,093          $   926,326
 Interest bearing deposits in other financial institutions                   83,814            1,167,778
                                                                        -----------          -----------
   Cash and cash equivalents                                                307,907            2,094,104

 Certificates of deposit in other financial institutions                  1,698,000            1,990,000
 Held-to-maturity securities                                             14,042,074           11,243,627

 Loans receivable, net                                                   29,539,448           25,592,938

 Premises and equipment, net                                              1,412,301            1,623,226
 Foreclosed assets held for sale, net                                       378,560              535,700
 Interest receivable                                                        330,729              313,422
 Other assets                                                               253,078              295,608
                                                                        -----------          -----------

      Total Assets                                                      $47,962,097          $43,688,625
                                                                        ===========          ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

 Deposits                                                               $34,679,628          $34,270,664
 Federal Home Loan Bank advances                                          8,089,501            3,969,525
 Accrued interest and other liabilities                                     249,961              122,202
                                                                        -----------          -----------
      Total Liabilities                                                  43,019,090           38,362,391
                                                                        -----------          -----------

STOCKHOLDERS' EQUITY
 Common stock, par value $.01 a share, authorized 9,000,000
  shares; 333,270 and 370,300 shares issue and outstanding at
  June 30, 1999 and 1998, respectively                                        3,333                3,703
 Additional paid-in capital                                               2,907,754            3,298,267
 Retained earnings, substantially restricted                              2,291,647            2,290,880
 Unearned ESOP shares                                                      (236,992)            (266,616)
                                                                        -----------          -----------
                                                                          4,965,742            5,326,234

 Unearned MRP Shares, 1999 - 2,165 shares                                   (22,735)
                                                                        -----------          -----------
      Total Stockholders' Equity                                          4,943,007            5,326,234
                                                                        -----------          -----------

      Total Liabilities and Stockholders' Equity                        $47,962,097          $43,688,625
                                                                        ===========          ===========

See Notes to Consolidated Financial Statements

                        NORTH ARKANSAS BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                      YEARS ENDED JUNE 30, 1999 AND 1998

                                                                                1999               1998
                                                                             ----------         ----------
INTEREST INCOME
 Loans                                                                       $2,090,860         $2,091,614
 Deposits in other financial institutions                                       215,099            167,336
 Mortgage-backed securities                                                     685,895            393,568
 Investment securities                                                          137,526             88,896
                                                                             ----------         ----------
   Total Interest Income                                                      3,129,380          2,741,414
                                                                             ----------         ----------

 INTEREST EXPENSE
  Deposits                                                                    1,683,603          1,617,847
  Federal Home Loan Bank advances                                               389,930             98,750
                                                                             ----------         ----------
   Total Interest Expense                                                     2,073,533          1,716,597
                                                                             ----------         ----------

 NET INTEREST INCOME                                                          1,055,847          1,024,817

 PROVISION FOR LOAN LOSSES                                                       63,887            156,341
                                                                             ----------         ----------

 NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES                                                                        991,960            868,476
                                                                             ----------         ----------

 NON-INTEREST INCOME - OTHER                                                    147,746             67,948
                                                                             ----------         ----------

 NON-INTEREST EXPENSE
  Salaries and employee benefits                                                469,253            454,293
  Legal and professional fees                                                   128,775             73,723
  Data processing fees                                                          125,624            110,261
  Federal insurance expense                                                      19,518             19,539
  Occupancy expense                                                              78,558             57,678
  Furniture and equipment expense                                                36,069             48,325
  Other expense                                                                 276,120            135,323
                                                                             ----------         ----------
   Total Non-Interest Expense                                                 1,133,917            899,142
                                                                             ----------         ----------

 INCOME BEFORE INCOME TAXES                                                       5,789             37,282

 PROVISION FOR INCOME TAXES                                                       5,022             12,671
                                                                             ----------         ----------

 NET INCOME                                                                  $      767         $   24,611
                                                                             ==========         ==========

 BASIC AND DILUTED EARNINGS PER COMMON SHARE                                 $      .00         $      .12
                                                                             ==========         ==========

See Notes to Consolidated Financial Statements

                        NORTH ARKANSAS BANCSHARES, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      YEARS ENDED JUNE 30, 1999 AND 1998

                                                   Additional                 Unearned
                                         Common      Paid-       Retained      ESOP        Unearned
                                         Stock     In Capital    Earnings      Shares     MRP Shares      Total
                                        -------    ----------   -----------  ----------   ----------    ----------
 BALANCE, JUNE 30, 1997                 $         $              $2,266,269  $            $             $2,266,269

 ISSUANCE OF 370,300 SHARES
   OF COMMON STOCK                        3,703     3,298,267                                            3,301,970

 LOAN TO EMPLOYEE STOCK
   OWNERSHIP PLAN                                                              (296,240)                  (296,240)

 LOAN PRINCIPAL
   REPAYMENT FOR
   EMPLOYEE STOCK
  OWNERSHIP PLAN                                                                 29,624                     29,624


 NET INCOME                                                          24,611                                 24,611
                                        -------    ----------   -----------  ----------   ----------    ----------

 BALANCE, JUNE 30, 1998                   3,703     3,298,267     2,290,880    (266,616)                 5,326,234

 LOAN PRINCIPAL
   REPAYMENT FOR
   EMPLOYEE STOCK
   OWNERSHIP PLAN                                                                29,624                     29,624

 REPURCHASE 37,030 SHARES OF
   COMMON STOCK                            (370)     (389,657)                                            (390,027)

  REPURCHASE OF 3,300
   SHARES UNDER MRP PLAN                                                                     (34,653)      (34,653)

ISSUANCE OF 1,135 SHARES
   UNDER MRP PLAN                                        (856)                                11,918        11,062

 NET INCOME                                                             767                                    767
                                        -------   -----------   -----------  ----------   ----------    ----------

 BALANCE, JUNE 30, 1999                  $3,333    $2,907,754    $2,291,647   $(236,992)    $(22,735)   $4,943,007
                                        =======    ==========    ==========   =========   ==========    ==========

See Notes to Consolidated Financial Statements

                        NORTH ARKANSAS BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      YEARS ENDED JUNE 30, 1999 AND 1998


                                                                           1999                1998
                                                                        -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                             $       767         $    24,611
 Items not requiring (providing) cash:
   Depreciation and amortization                                             65,729              63,162
   Amortization of premiums and discounts on securities                      37,787              15,893
   Gain on sale of real estate owned                                            (79)
   Loss on sale of premises and equipment                                     5,946
   Provision for loan losses                                                 63,887             156,341
   FHLB stock dividends                                                     (19,700)
 Changes in:
   Deferred income taxes                                                    (45,725)              9,038
   Provision for foreclosed asset                                            50,000
   Impairment loss on premises and equipment                                 54,988
   Management recognition plan expense                                       11,062
   Release of unearned ESOP shares                                           29,624
   Interest receivable                                                      (17,307)            (86,066)
   Other assets                                                              83,883              (1,514)
   Accrued interest and other liabilities                                   127,759            (264,949)
                                                                        -----------         -----------
      Net cash provided by (used in) operating activities                   448,621             (83,484)
                                                                        -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net originations of loans                                              (1,790,957)         (1,365,785)
  Purchase of premises and equipment                                         (5,766)            (33,847)
  Proceeds from maturities and principal repayments of
   held-to-maturity securities                                            6,612,344           1,789,731
  Purchases of held-to-maturity securities                               (9,429,478)         (7,126,295)
  Net (increase) decrease in certificates of deposit in
   other financial institutions                                             292,000          (1,299,000)
  Purchase of loans                                                      (2,017,221)
                                                                        -----------         -----------
      Net cash used in investing activities                              (6,339,078)         (8,035,196)
                                                                        -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in demand, NOW, and savings
  accounts                                                                  408,964            (895,667)
 Net cash received for assumption of liabilities                                              3,837,959
 Net increase in FHLB advances                                            4,119,976           3,351,136
 Cash received from stock issue                                                               3,703,000
 Cash paid for cost of stock conversion                                                        (401,030)
 Repurchase of common stock                                                (390,027)
 Repurchase of common stock under MRP Plan                                  (34,653)
 Increase in loan to employee stock ownership plan                                             (266,616)
                                                                        -----------         -----------
      Net cash provided by financing activities                           4,104,260           9,328,782
                                                                        -----------         -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (1,786,197)          1,210,102

  CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                       2,094,104             884,002
                                                                        -----------         -----------

  CASH AND CASH EQUIVALENTS, END OF YEAR                                $   307,907         $ 2,094,104
                                                                        ===========         ===========

See Notes to Consolidated Financial Statements

                        NORTH ARKANSAS BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1999 AND 1998

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------

  North Arkansas Bancshares, Inc. (the "Company"), through its wholly-owned subsidiary (Newport Federal Savings Bank, Newport, Arkansas) (the "Bank"), provides a full range of banking and mortgage services to individual and corporate customers in Northeast Arkansas. The Bank is subject to competition from other financial institutions. The Company and Bank are also subject to the regulation of certain federal agencies and undergo periodic examinations by those regulatory authorities.

  The Company was incorporated in September 1997, in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank.

Use of Estimates
----------------

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.

  Management believes that the allowances for losses on loans and valuation of foreclosed assets held for sale are adequate. While management uses available information to recognize losses on loans and foreclosed assets held for sale, changes in economic conditions may necessitate revision of these estimates in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans and valuation of foreclosed assets held for sale. Such agencies may require the Company to recognize additional losses based on their judgments of information available to them at the time of their examination.

                        NORTH ARKANSAS BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1999 AND 1998

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation
---------------------------

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. Significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents
----------------

  The Company considers all liquid interest-bearing deposits in other financial institutions with original maturities of three months or less to be cash equivalents.

Investments in Debt and Equity Securities
-----------------------------------------

  Held-to-maturity securities, which include any security for which the Company has the positive intent and ability to hold until maturity are carried at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income using the level-yield method over the period to maturity.

  Interest and dividends on investments in debt and equity securities are included in income when earned.

Loans
------

  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-offs are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans and unamortized premiums and discounts on purchased loans.

Allowance for Loan Losses
-------------------------

  The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off, net of recoveries. The allowance is maintained at a level considered adequate to provide for potential loan losses, based on management's evaluation of the loan portfolio, as well as on prevailing and anticipated economic conditions and historical losses by loan category. General allowances have been established, based upon the aforementioned factors, and allocated to the individual loan categories. Allowances are accrued on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of collateral.

                        NORTH ARKANSAS BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1999 AND 1998

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)
-------------------------------------

  A loan is considered impaired when it is probable that the Company will not receive all amounts due according to the contractual terms. This includes loans that are delinquent 90 days or more (nonaccrual loans) and certain other loans identified by management. Accrual of interest is discontinued, and interest accrued and unpaid is removed, at the time such amounts are delinquent 90 days. Interest is recognized for nonaccrual loans only upon receipt, and only after all principal amounts are current according to the terms of the contract.

Fee Income
----------

  Loan origination fees, net of direct origination costs, are recognized as income using the level-yield method over the term of the loans.

Premises and Equipment
----------------------

  Premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.

Foreclosed Assets Held for Sale
-------------------------------

  Assets acquired by foreclosure or in settlement of debt and held for sale are valued at estimated fair value as of the date of foreclosure, and a related valuation allowance is provided for estimated costs to sell the assets. Management evaluates the value of foreclosed assets held for sale periodically and increases the valuation allowance for any subsequent declines in estimated fair value. Changes in the valuation allowance and gain/losses on sales are included in non-interest expense, net.

  Activity in the allowance for losses on foreclosed assets was as follows:

                                                      1999
                                                     ------

Balance, beginning of year                          $
Provision charged to expense                         50,000
Charge-offs, net of recoveries
                                                    -------
Balance, end of year                                $50,000
                                                    =======

                        NORTH ARKANSAS BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1999 AND 1998

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
------------

  Deferred tax liabilities and assets are recognized for the tax effect of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Earnings per Share
------------------

  Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period. Because of the conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank on December 18, 1997, the weighted average shares outstanding at June 30, 1998, have been weighted for the time that the common shares were outstanding to the total time in the 1998 year. The weighted average shares outstanding in June 30, 1999, have been adjusted for weighted average unearned ESOP shares of 26,662.

  The computation of per share earnings is as follows:

                                              1999               1998
                                             --------          --------
Net Income                                   $    767          $ 24,611
                                             --------          --------

Average common shares outstanding             332,354           199,551
                                             --------          --------

Effect of dilutive securities
             Stock options                         --                --
             MRP shares                            --                --

Average diluted common shares                 332,354           199,551
                                             --------          --------

Basic earnings per share                     $    .00          $    .12
                                             ========          ========

Diluted earnings per share                   $    .00          $    .12
                                             ========          ========

                        NORTH ARKANSAS BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1999 AND 1998

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recent Accounting Pronouncements
------------------------------------------

  During the year ended June 30, 1999, the Company adopted SFAS 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The Company did not have any items of other comprehensive income for the two years ended June 30, 1999.

  During the year ended June 30, 1999, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments. The Statement also establishes standards for related disclosures about products and services, geographic areas and major customers.

  The FASB recently adopted SFAS 133, "Accounting for Derivative Financial Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, may be adopted early for periods beginning after issuance of the Statement and may not be adopted retroactively. The Company does not expect to adopt SFAS 133 early. Management believes that the adoption of SFAS 133 will not have a material impact on the Company's financial statements.

Segment Information
-------------------

  The principal business of the Company is overseeing the business of the Bank. The Company has no significant assets other than its investment in the Bank and certificates of deposit in other financial institutions. The banking operation is the Company's only reportable segment. The banking segment is principally engaged in the business of originating mortgage loans secured by one-to-four family residences and, to a lesser extent, multi-family, construction and commercial real estate loans and consumer loans. These loans are funded primarily through the attraction of deposits from the general public and borrowings from the Federal Home Loan Bank. Selected information is not presented separately for the Company's reportable segment, as there is no material difference between that information and the corresponding information in the consolidated financial statements.

Reclassifications
-----------------

  Various items within the accompanying financial statements for the previous year has been reclassified to provide more comparative information. These reclassifications had no effect on net earnings.

                        NORTH ARKANSAS BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1999 AND 1998

NOTE 2:  ACQUISITIONS

  Effective January 22, 1998, the Company purchased certain non-earning assets and assumed certain deposit liabilities of a Newport, Arkansas branch. In accordance with the terms of the purchase and assumption agreement, the Company received cash of $3,837,959 and assumed certain deposits and other liabilities of $4,050,536. This acquisition has been accounted for under the purchase method of accounting for business combinations. The results of the branch acquisition have been consolidated into the Company's results of operations from the acquisition date forward. The total acquisition cost, as adjusted, exceeded the fair value of the tangible assets and liabilities acquired by $77,454. The intangible asset is being amortized using the straight-line method over 15 years. Amortization expense was $4,972 and $1,242 for 1999 and 1998, respectively.


NOTE 3: INVESTMENT SECURITIES

 The amortized cost and approximate fair value of held-to-maturity securities are as follows:

                                                                June 30, 1999
                                       -----------------------------------------------------------------
                                                         Gross            Gross              Approximate
                                        Amortized      Unrealized       Unrealized              Fair
                                           Cost          Gains            (Losses)             Value
                                       -----------     ----------       -------------        -----------
 U.S. Government Agencies              $ 2,725,000         $                $(110,019)       $ 2,614,981
 State and Political                        30,000                                                30,000
  Subdivisions
 Mortgage-backed securities             10,852,582          24,421           (311,043)        10,565,960
 Other securities                          434,492                                               434,492
                                       -----------     -----------      -------------        -----------

                                       $14,042,074         $24,421          $(421,062)       $13,645,433
                                       ===========     ===========      =============        ===========

                        NORTH ARKANSAS BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: INVESTMENT SECURITIES (Continued)

                                                                        June 30, 1998
                                        ----------------------------------------------------------------------
                                                              Gross             Gross             Approximate
                                         Amortized         Unrealized         Unrealized             Fair
                                           Cost               Gains             (Losses)             Value
                                        ------------       ------------      -------------       -------------
 U.S. Government Agencies                $ 3,000,000            $    36           $ (8,539)        $ 2,991,497
 State and Political Subdivisions             47,500                                                    47,500
 Mortgage-backed securities                7,895,435             50,735            (45,803)          7,900,367
 Other securities                            300,692                                                   300,692
                                         -----------       ------------      -------------       -------------

                                         $11,243,627            $50,771           $(54,342)        $11,240,056
                                         ===========       ============      =============       =============

     Maturities of held-to-maturity securities at June 30, 1999:

                                                                                             Approximate
                                                                          Amortized             Fair
                                                                            Cost               Value
                                                                         -----------         -----------
One year or less                                                         $     2,500         $     2,500
After one year through five years                                             10,000              10,000
After five years through ten years                                           742,500             721,881
After ten years                                                            2,000,000           1,910,600
Mortgage-backed securities not due on a single maturity date              10,852,582          10,565,960
Other                                                                        434,492             434,492
                                                                         -----------         -----------

                                                                         $14,042,074         $13,645,433
                                                                         ===========         ===========

  The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $995,000 and $1,665,200 at June 30, 1999 and 1998, respectively. The fair value of these securities approximated book value.

  As a member of the Federal Home Loan Bank System ("FHLB"), the Company is required to maintain an investment ($434,492 and $300,692 at June 30, 1999 and 1998, respectively, included in other held-to-maturity securities) in the capital stock of the Federal Home Loan Bank in an amount equal to 1% of its outstanding home loans. No ready market exists for such stock and it has no quoted market value.

                        NORTH ARKANSAS BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1999 AND 1998

NOTE 3:  INVESTMENT SECURITIES (Continued)

  The amortized cost and approximate fair values of held-to-maturity mortgage-backed securites are as follows as of June 30, 1999.

                                                             Gross               Gross            Approximate
                                      Amortized           Unrealized          Unrealized              Fair
                                         Cost                Gains             (Losses)              Value
                                      -----------         ----------          -----------         -----------

 GNMA                                 $ 6,429,040            $ 6,576           $(167,095)         $ 6,268,521
 FHLMC                                  1,618,318              9,547             (36,272)           1,591,593
 FNMA                                   2,805,224              8,298            (107,676)           2,705,846
                                      -----------            -------           ---------          -----------

                                      $10,852,582            $24,421           $(311,043)         $10,565,960
                                      ===========            =======           =========          ===========


NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES

 Categories of loans at June 30, 1999 and 1998, include:



                                                                             1999                1998
                                                                             ----                ----

 First mortgage loans                                                    $25,413,251          $21,274,807
 Loans to depositors, secured by savings                                     746,294              693,996
 Property improvement loans                                                  381,595              516,925
 Consumer loans                                                            2,514,784            2,806,855
 Commercial loans                                                            589,479              491,650
                                                                         -----------          -----------
     Total loans                                                          29,645,403           25,784,233
 Less: Unearned discounts on loans purchased                                   1,192                2,294
          Net deferred loan fees                                                  28                  132
          Allowance for loan losses                                          104,735              188,869
                                                                         -----------          -----------

     Net Loans                                                           $29,539,448          $25,592,938
                                                                         ===========          ===========

 Activity in the allowance for loan losses was as follows:

                                                                              1999                  1998
                                                                              ----                  ----

   Balance, beginning of year                                              $ 188,869             $ 149,795
     Losses charged off                                                     (148,021)             (117,267)
     Provision for loan losses                                                63,887               156,341
                                                                           ---------             ---------

   Balance, end of year                                                    $ 104,735             $ 188,869
                                                                           =========             =========

                        NORTH ARKANSAS BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1999 AND 1998


NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

  Impaired loans totaled $144,640 at June 30, 1999. An allowance for loan losses of $20,224 relates to impaired loans of $144,640 at June 30, 1999.

  Interest of $9,176 was recognized on average impaired loans of $145,705 for 1999.


NOTE 5: PREMISES AND EQUIPMENT

  Major classifications of premises and equipment, stated at cost, are as follows:

                                                                             1999                 1998
                                                                             ----                 ----

  Land                                                                    $  225,578           $  320,866
  Buildings and improvements                                               1,153,802            1,375,257
  Furniture, fixtures and equipment                                          223,244              522,674
                                                                          ----------           ----------
                                                                           1,602,624            2,218,797
  Less accumulated depreciation                                             (190,323)            (595,571)
                                                                          ----------           ----------

          Net premises and equipment                                      $1,412,301           $1,623,226
                                                                          ==========           ==========

  During 1999, the Company sold real property that was formerly being utilized as their main bank location and recognized a loss of $5,946. In addition, the Company obtained an option to sell an adjacent lot for $95,000 with a net book value of $149,988. An impairment loss of $54,988 was recognized and is included in other non-interest expense on the income statement.

                        NORTH ARKANSAS BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1999 AND 1998

NOTE 6:    DEPOSITS

  Deposits consist of the following at June 30, 1999 and 1998:

                                                                               1999                 1998
                                                                               ----                 ----

 Money market                                                              $   260,857          $   262,952
 NOW accounts (2.35% and 2.40% in 1999 and 1998, respectively)               2,438,592            2,179,945
 Passbook accounts (2.75% and 3.00% in 1999 and 1998,
   respectively)                                                             2,100,624            1,937,762
 Other noninterest bearing/checking                                          1,304,572            1,724,417
                                                                           -----------          -----------
                                                                             6,104,645            6,105,076
                                                                           -----------          -----------
 Certificates
  3.00% to 3.99%                                                               368,862              178,373
  4.00% to 4.99%                                                            12,336,392              876,409
  5.00% to 5.99%                                                            12,761,889           23,751,803
  6.00% to 6.99%                                                             3,107,840            3,359,003
                                                                           -----------          -----------
                                                                            28,574,983           28,165,588
                                                                           -----------          -----------

      Total                                                                $34,679,628          $34,270,664
                                                                           ===========          ===========

Weighted average cost of deposits                                                  4.6%                 4.9%
                                                                                 =====                =====

  Interest bearing time deposits in denominations of $100,000 or more were $4,339,000 on June 30, 1999, and $4,207,000 on June 30, 1998.

  At June 30, 1999 the scheduled maturities of certificates of deposit are approximately as follows:

                                                                                                1999
                                                                                                ----

          2000                                                                               $18,962,000
          2001                                                                                 4,189,000
          2002                                                                                 1,995,000
          2003                                                                                 1,337,000
          2004 and thereafter                                                                  2,092,000
                                                                                             -----------

                                                                                             $28,575,000
                                                                                             ===========

                        NORTH ARKANSAS BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1999 AND 1998

NOTE 7: FEDERAL HOME LOAN BANK ADVANCES

  Federal Home Loan Bank advances consist of the following:

                                                                              1999                1998
                                                                              ----                ----

FHLB note, 5.07%, demand                                                  $2,200,000          $
FHLB note, 5.60%, demand                                                                         900,000
FHLB note, 5.70%, due August 1, 2003                                          84,609             102,951
FHLB note, 5.84%, due August 13, 2003                                      1,485,871
FHLB note, 5.89%, due August 13, 2003                                      1,486,003
FHLB note, 5.86%, due March 1, 2008                                        1,356,827           1,472,197
FHLB note, 5.86%, due February 24, 2003                                    1,476,191           1,494,377
                                                                          ----------          ----------

          Total FHLB advances                                             $8,089,501          $3,969,525
                                                                          ==========          ==========

 Aggregate annual maturities of FHLB advances at June 30, 1999 are:

          Year                                                     Amount
          ----                                                     ------

          2000                                                   $2,401,006
          2001                                                      212,587
          2002                                                      225,354
          2003                                                    1,626,073
          2004                                                    2,957,425
          Thereafter                                                667,056
                                                                 ----------

                                                                 $8,089,501
                                                                 ==========

  FHLB requires the Company to maintain collateral equal to outstanding balances of advances. FHLB values mortgage loans free of other pledges, liens and encumbrances at 80% of their fair value, and investment securities free of other pledges, liens and encumbrances at 95% of their fair value.

                        NORTH ARKANSAS BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1999 AND 1998

NOTE 8: REGULATORY MATTERS

  The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

  As of June 30, 1999, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                        NORTH ARKANSAS BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1999 AND 1998


NOTE 8: REGULATORY MATTERS (Continued)

  The Bank's actual capital amounts and ratios as of June 30, 1999 and 1998, are also presented in the table.

                                                                                              To Be Well Capitalized
                                                                 For Capital Adequacy         Under Prompt Corrective
                                          Actual                       Purposes                  Action Provisions
                                          ------                 --------------------         -----------------------
                                    Amount         Ratio          Amount         Ratio          Amount          Ratio
                                    ------         -----          ------         -----          ------          -----
As of June 30, 1999:
Total Capital (to Risk
 Weighted Assets)                $ 4,207,000       19.4%       $ 1,733,000        8.0%       $ 2,166,000        10.0%

Tier I Capital (to Risk
 Weighted Assets)                  4,102,000       18.9%           866,000        4.0%         1,300,000         6.0%

Tier I Capital (to
 Average Assets)                   4,102,000        8.8%         1,858,000        4.0%         2,322,000         5.0%

As of June 30, 1998:
Total Capital (to Risk
 Weighted Assets)                $ 4,185,000       20.2%       $ 1,660,000        8.0%       $ 2,075,000        10.0%

Tier I Capital (to Risk
 Weighted Assets)                  4,109,000       19.8%           830,000        4.0%         1,245,000         6.0%

 Tier I Capital (to
  Average Assets)                  4,109,000        9.6%         1,714,000        4.0%         2,142,000         5.0%

                        NORTH ARKANSAS BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1999 AND 1998

NOTE 8:  REGULATORY MATERS (Continued)

  The Bank's risk-based capital amounts at June 30, 1999 and 1998 are presented below.

                                                          1999                  1998
                                                          ----                  ----
Tier 1 capital
  Stockholders' equity                                  $ 4,173,000          $ 4,185,000
  Intangible assets                                         (71,000)             (76,000)
                                                        -----------          -----------
    Total Tier 1 capital                                  4,102,000            4,109,000
                                                        -----------          -----------

Tier 2 capital
  Qualifying allowance for loan losses                      105,000               76,000
                                                        -----------          -----------
    Total Tier 2 capital                                    105,000               76,000
                                                        -----------          -----------

    Total risk-based capital                            $ 4,207,000          $ 4,185,000
                                                        ===========          ===========

    Risk weighted assets                                $21,660,000          $20,718,000
                                                        ===========          ===========

  The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At June 30, 1999, none of retained earning were available for dividend declaration without prior regulatory approval.

NOTE 9: INCOME TAXES

  The Company files a consolidated federal income tax return. In computing federal income taxes for taxable years prior to July 1, 1986, the Bank has been allowed an 8% deduction from otherwise taxable income as a statutory bad debt deduction, subject to limitations based on aggregate loans and savings balances. In August 1996, this statutory bad debt deduction was repealed and is no longer available for thrifts. In addition, bad debt reserves accumulated after 1987, which are presently included as a component of the net deferred tax liability, must be recaptured in future years. The amount of bad debt reserves accumulated since 1987 in excess of the statutory bad debt reserve was zero at June 30, 1999.

  As of June 30, 1999, and 1998, retained earnings included approximately $552,435 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $211,527 at June 30, 1999 and 1998.

                        NORTH ARKANSAS BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1999 AND 1998

NOTE 9: INCOME TAXES (Continued)

 The provision for income taxes consists of:

                                                            1999                    1998
                                                            ----                    ----
Taxes currently payable                                   $ 50,747               $  3,633
Deferred income taxes                                      (45,725)                 9,038
                                                          --------                -------

                                                          $  5,022               $ 12,671
                                                          ========                =======

  The tax effects of temporary differences related to deferred taxes included in other assets and other liabilities on the June 30, 1999 and 1998, balance sheets are:

                                                            1999                    1998
                                                            ----                    ----
Deferred tax assets:
   Net operating loss carryforwards-state                 $ 19,074               $ 19,074
   Contribution carryforwards                                9,323                 13,876
   Allowance for losses on loans                            40,103                 36,644
   Valuation of foreclosed assets                           19,145
   Impairment of premises and equipment                     21,055
   Deferred compensation                                     4,237
   Other                                                       903                    903
                                                          --------               --------
                                                           113,840                 70,497
                                                          --------               --------

Deferred tax liabilities:
   Accumulated depreciation                                (29,600)               (41,493)
   Prepaid insurance                                        (9,973)                (8,063)
   FHLB stock dividends                                    (42,059)               (34,515)
   Other                                                      (423)                  (366)
                                                          --------               --------
                                                           (82,055)               (84,437)
                                                          --------               --------

         Net deferred tax asset (liability)               $ 31,785              $ (13,940)
                                                          ========               ========

                        NORTH ARKANSAS BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1999 AND 1998

NOTE 9: INCOME TAXES (Continued)

  A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                                                  1999                  1998
                                                                  ----                  ----

Computed at the statutory rate (34%)                          $  1,968               $  12,675

Increase (decrease) resulting from:
   State income taxes - net of federal tax benefit                                      (1,732)
   Non-deductible expenses                                         328
   Other                                                         2,726                   1,728
                                                               -------                 -------

Actual tax provision                                          $  5,022               $  12,671
                                                               =======                 =======


NOTE 10:    TRANSACTIONS WITH RELATED PARTIES

  At June 30, 1999 and 1998, the Company had loans outstanding to executive officers, directors and companies in which the Company's executive officers or directors were principal owners, in the amount of $954,848 and $939,697, respectively.

A reconciliation of the activity in these loans for the years ended June 30, 1999 and 1998, is as follows:

                                                                  1999                   1998
                                                                  ----                   ----
Balance, beginning of year                                    $  939,697             $  725,374
Loans originated                                                 197,915                416,775
Loans paid                                                      (182,764)              (202,452)
                                                                 -------                -------

Balance, end of year                                          $  954,848              $ 939,697
                                                                 =======                =======

  In management's opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same term (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management's opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.

                        NORTH ARKANSAS BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1999 AND 1998

NOTE 11:  ADDITIONAL CASH FLOW INFORMATION

                                                                       1999                 1998
                                                                       ----                 ----
Noncash Investing and Financing Activities
------------------------------------------
 Sale and financing of foreclosed assets                         $      8,597        $
 Real estate acquired in settlement of loans                            8,518              535,700
 Sale and financing of premises and equipment                          95,000              125,000

Additional Cash Payment Information
-----------------------------------

 Interest paid                                                      2,053,791            1,601,733
 Income taxes paid (received)                                         (66,406)


NOTE 12: SIGNIFICANT ESTIMATES AND CONCENTRATIONS

  Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the footnote regarding loans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk.

  Like all entities, the Company is exposed to risks associated with the Year 2000 Issue, which affects computer software and hardware; transactions with customers, vendors and other entities; and equipment dependent on microchips. The Company has begun but not yet completed the process of identifying and remediating potential Year 2000 problems. It is not possible for any entity to guarantee the results of its own remediation efforts or to accurately predict the impact of the Year 2000 Issue on third parties with which the Company does business. If remediation efforts of the Company or third parties with which it does business are not successful, the Year 2000 problem could have negative effects on the Company's financial condition and results of operations in the near term.


NOTE 13: COMMITMENTS AND CREDIT RISK

  The Company grants commercial, residential and consumer loans to customers in Northeast Arkansas. Although the Company has a diversified loan portfolio, first mortgage loans on 1-4 family residences in Jackson County, Arkansas comprised approximately 76% and 65% of the loan portfolio as of June 30, 1999 and 1998, respectively.

                        NORTH ARKANSAS BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1999 AND 1998


NOTE 13: COMMITMENTS AND CREDIT RISK (Continued)

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

  At June 30, 1999 and 1998, the Bank had outstanding commitments to originate loans aggregating approximately $350,000 and $180,000, respectively. The commitment extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $218,000 and $97,000 at June 30, 1999 and 1998, respectively, with the remainder at floating market rates.

  Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management used the same credit policies in granting lines of credit as those for on-balance-sheet instruments.

  The Company had granted unused lines of credit to borrowers aggregating approximately $83,554 and $111,471 for commercial and open-end consumer lines at June 30, 1999 and 1998, respectively.


NOTE 14: BENEFIT PLANS

Pension Plan
------------

  The Company is a participant in a multi-employer pension plan covering substantially all employees. As a member of a multi-employer pension plan, disclosures of plan assets and liabilities for individual employers are not required or practicable. The retirement plan's actuarial value is such that no contributions were required in 1999 or 1998.

                        NORTH ARKANSAS BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1999 AND 1998

NOTE 14: BENEFIT PLANS (Continued)

Director's Retirement Plan
--------------------------

Effective May 29, 1997, the Company adopted a retirement plan for directors. Participants in the plan are individuals who serve on the Company's board on or after the effective date. The Company contributed zero and $22,498 to the plan in 1999 and 1998, respectively, based on a defined performance factor. The Company plans to contribute additional amounts to the plan each year based on a defined performance factor. During 1999, the Plan was amended to eliminate the 1999 contribution.

Management Recognition Plan
---------------------------

  In December 1998, the Company established a Management Recognition Plan (MRP) for the benefit of directors, officers and employees of the Company. The MRP provides directors, officers and employees of the Company with a proprietary interest in the Company in a manner designed to encourage these individuals to remain with the Company.

  A Committee consisting of members of the Company's Board of Directors administers the Plan. Under the Plan, the committee can award up to 7,406 shares of the Company's common stock to selected directors, officers and employees. As of June 30, 1999, 3,406 shares have been awarded. The awards vest 33 1/3% on the effective date with the remaining awards vesting at 33 1/3% each of the two years of service after that date. Compensation expense is recognized based on the Company's stock price on the date the shares were vested. The Company recognized $11,062, of expense under the MRP in 1999. During 1999, 3,300 shares to be issued under the MRP were purchased on the open market by the Company for $34,653.

Stock Option and Incentive Plan
-------------------------------

  In December 1998, the Company established the 1998 Stock Option and Incentive Plan for the benefit of certain directors, officers and employees of the Company. The Plan is administered by the Company's Stock Option Committee. Under the Plan, the Stock Option Committee may grant stock options or awards of up to 44,436 shares of the Company's common stock.

  The stock options may be either incentive stock options or nonqualified stock options. Incentive stock options can be granted only to participants who are employees of the Company. The option price must not be less than the market value of the Company stock on the date of grant. All options expire no later than ten years from the date of grant. The options vest at the date granted.

                        NORTH ARKANSAS BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1999 AND 1998

NOTE 14: BENEFIT PLANS (Continued)

Stock Option and Incentive Plan (Continued)
-------------------------------------------

 The table below summarizes transactions under the Company's stock option plan:

                                                                   June 30, 1999
                                                               ---------------------
                                                                                    Weighted-
                                                                                     Average
                                                                                    Exercise
                                                        Shares                        Price
                                                        ------                      ---------
Outstanding, Beginning of Year                                                      $
  Granted                                                20,442                         9.75
  Exercised
  Forfeited
                                                         ------                        -----

Outstanding, End of Year                                 20,442                        $9.75
                                                         ======                        =====

Options Exercisable, End of Year                         20,442                        $9.75
                                                         ======                        =====

  The fair value of each option granted is estimated on the date of the grant using the Black-Scholes pricing model with the following weighted-average assumptions:


                                                                          June 30, 1999
                                                                          -------------

       Dividends per share                                                   $ 0.00
       Risk-free interest rate                                                 6.00%
       Expected life of options                                               10 years
       Expected stock price volatility                                        15.00%
       Weighted-average fair value of options
         Granted during year                                                 $ 4.52

                        NORTH ARKANSAS BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1999 AND 1998

NOTE 14:  BENEFIT PLANS (Continued)

Stock Option and Incentive Plan (Continued)
-------------------------------------------

  The following table summarizes information about stock options under the Plan outstanding at June 30, 1999:

                                     Options Outstanding                               Options Exercisable
                                 ---------------------------                     -----------------------------
                                                Weighted Average                                  Weighted Average
   Range of Exercise           Number              Remaining                    Number                Exercise
         Prices             Outstanding         Contractual Life             Exercisable               Price
   -----------------        -----------         ----------------             -----------               -----
         $9.75                 20,442               10 years                    20,442                 $9.75

  The Company applies APB Opinion 25 and related Interpretations in accounting for the plans and no compensation cost has been recognized. If the Company had elected to recognize compensation cost based on the fair value of the options granted, net income and earnings per share would have been reduced as indicated below:

                                                          1999
                                                          ----
Net income - as reported                              $     767
Net income (loss) - proforma                            (56,252)
Diluted earnings per share - as reported                    .00
Diluted earnings (loss) per share - proforma               (.17)

  The above proforma amounts include only the effect of 1999 option grants and therefore may not be representative of the proforma impact in future years.

                        NORTH ARKANSAS BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1999 AND 1998

NOTE 14:  BENEFIT PLANS (Continued)
--------  -------------------------

Employee Stock Ownership Plan
-----------------------------

  On October 31, 1997, the Company established an internally-leveraged Employee Stock Ownership Plan (ESOP) to provide stock awards to eligible employees of the Company. The ESOP borrowed $296,240 from the Company and purchased 29,624 shares of the common stock of the Company. The ESOP debt is secured by shares of the Company. The loan will be repaid from contributions to the ESOP as approved annually by the Company's Board of Directors. As the debt is repaid, shares are released from collateral and allocated to employees' accounts. The shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. When shares are released from collateral, the shares become outstanding for Earnings Per Share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings and may be paid directly to participants or credited to their account; dividends on unallocated ESOP shares are recorded as a reduction of the unearned ESOP shares and accrued interest. Compensation expense is recognized ratably based on the average fair value of shares committed to be released. Compensation expense attributed to the ESOP was $29,624 for the year ended June 30, 1999 and 1998. The following is a summary of ESOP shares at June 30, 1999:

        Allocated shares                      2,962
        Shares released for allocation        2,962
        Unreleased shares                    23,700
                                           --------

        Total ESOP shares                    29,624
                                           ========

        Fair value of unreleased shares   $ 246,175
                                           ========

NOTE 15:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents
-------------------------

 For these short-term instruments, the carrying amount approximates fair value.

                        NORTH ARKANSAS BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1999 AND 1998

NOTE 15:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
          (Continued)

Investment Securities
---------------------

  Fair values for investment securities equal quoted market prices, if available. If quoted market prices are not available, fair values are estimated based on quoted market prices of similar securities.

Loans
-----

  The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit rating and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of calculations. The carrying amount of accrued interest approximates its fair value.

Deposits
--------

  The fair value of demand deposits, savings accounts, NOW accounts, and certain money market deposits is the amount payable on demand at the reporting date (i.e., their carrying amount). The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

Federal Home Loan Bank Advances
-------------------------------

  Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments to Extend Credit, Letters of Credit and Lines of Credit
-------------------------------------------------------------------

  The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

                        NORTH ARKANSAS BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1999 AND 1998

NOTE 15:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
          (Continued)

  The following table presents estimated fair values of the Company's financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

                                                             June 30, 1999                            June 30, 1998
                                                             -------------                            -------------
                                                     Carrying               Fair               Carrying             Fair
                                                      Amount                Value               Amount              Value
                                                      ------                -----               ------              -----
Financial assets:
   Cash and cash equivalents                         $   307,907          $   307,907         $ 2,094,104        $ 2,094,104
   Certificates of deposit in other
    financial institutions                             1,698,000            1,698,000           1,990,000          1,990,000
   Investment securities                              14,042,074           13,645,433          11,243,627         11,240,056
   Interest receivable                                   330,729              330,729             313,422            313,422
   Loans, net of allowance for loan losses            29,539,448           29,929,000          25,592,938         25,946,058

Financial liabilities:
   Deposits                                           34,679,628           34,600,000          34,270,664         34,330,657
   FHLB advances                                       8,089,501            7,960,000           3,969,525          3,969,525
   Interest payable                                       89,056               89,056              69,314             69,314

  The fair value of commitments to extend credit and letters of credit is not presented since management believes the fair value to be insignificant.

                        NORTH ARKANSAS BANCSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1999 AND 1998


NOTE 16:  CONVERSION FROM MUTUAL TO STOCK ORGANIZATION

  On December 18, 1997, the Bank converted from a Federally chartered mutual savings bank to a Federally chartered stock savings bank. In connection with this conversion, the Bank issued all of its stock to the Parent and the Company issued 370,300 shares of common stock and received gross proceeds of $3,703,000. Costs associated with the conversion of $401,030 were accounted for as a reduction of gross proceeds.

  At the time of conversion, the Bank established a liquidation account, which is a memorandum account that does not appear on the statement of financial condition, in a amount equal to its retained earnings as reflected in the latest statement of financial condition used in the final conversion prospectus. The liquidation account is maintained for the benefit of eligible account holders who continue to maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation of the Bank (and only in such an event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock.


NOTE 17:  SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

  During the fourth quarter of the year ended June 30, 1999, the Company recorded adjustments to increase the allowance for loan losses and certain other accrued expenses that in the aggregate reduced net income $99,309, net of income taxes.

Item 8.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

    Effective January 28, 1999, the Company, with the approval of its board of directors, dismissed KPMG LLP and engaged Baird, Kurtz & Dobson, Certified Public Accountants as the Company's independent public auditors. For additional information, see the Company's Current Report on Form 8-K/A dated January 28, 1999, which is incorporated herein by reference (File No. 0-23525).


                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
---------------------------------------------------------------------------

    The information required by this item is incorporated by reference to "Proposal I -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

    The only executive officer of the Company is Brad Snider who serves as President and Chief Executive Officer and a Director. Biographical information is incorporated by reference to "Proposal I -- Election of Directors" is the Proxy Statement.

Item 10.  Executive Compensation
--------------------------------

    The information required by this item is incorporated by reference to "Executive Compensation" in the Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

    The information required by this item is incorporated by reference to "Voting Securities and Principal Holders Thereof" and "Proposal I -- Election of Directors" in the Proxy Statement.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

    The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" in the Proxy Statement.

Item 13.  Exhibits, Lists and Reports on Form 8-K.
-------------------------------------------------

    (a)  List of Documents Filed as Part of this Report
         ----------------------------------------------

    (1) Financial Statements. The following financial statements are incorporated by reference from Item 7 hereof:

     Independent Accountants' Reports
     Consolidated Financial Statements
            Balance Sheets
            Statements of Income
            Statements of Changes in Stockholders' Equity
            Statements of Cash Flows
            Notes to Consolidated Financial Statements

    (2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.


    No.  Description
    ---  ----------------------

    3.1  Charter of North Arkansas Bancshares, Inc.                                         *
    3.2  Bylaws of North Arkansas Bancshares, Inc.                                          *
      4  Form of Common Stock Certificate of North Arkansas Bancshares, Inc.                *
   10.1  North Arkansas Bancshares, Inc. 1998 Stock Option and Incentive Plan               *+
   10.2  North Arkansas Bancshares, Inc. Management Recognition Plan and Trust Agreement    *+
   10.3  Newport Federal Savings Bank Retirement Plan for Directors                         *+
   10.4  Employment Agreement between North Arkansas Bancshares, Inc. and Brad Snider       *+
   10.5  Guaranty Agreement between North Arkansas Bancshares, Inc. and Brad Snider         *+
   21    Subsidiaries of Registrant
   23.1  Consent of KPMG LLP
   23.2  Consent of Baird, Kurtz & Dobson, Certified Public Accountants
   27    Financial Data Schedule (EDGAR only)

-------------------------
(*) Incorporated herein by reference from Registration Statement on Form SB-2 filed (File No. 333-35985).
(+)  Management contract or compensatory plan or arrangement.

          (b)  Reports on Form 8-K.  There were no Current Reports on Form 8-K
               -------------------
filed by the Company during the fourth quarter of fiscal year 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NORTH ARKANSAS BANCSHARES, INC.

September 24, 1999                     By: /s/ Brad Snider
                                          ------------------------------------
                                       Brad Snider
                                       President and Chief Executive Officer
                                       (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Brad Snider                                               September 24, 1999
---------------------------------------------
Brad Snider
President and Chief Executive Officer
(Director and Principal Executive Officer)



/s/ O. E. Guinn, Jr.                                          September 24, 1999
---------------------------------------------
O. E. Guinn, Jr.
Vice Chairman of the Board
(Director)



---------------------------------------------
Kaneaster Hodges, Jr.
(Director)


/s/ John Minor                                                September 24, 1999
---------------------------------------------
John Minor
(Director)



---------------------------------------------
J. C. McMinn
(Director)