Form 10QSB
period 1999-09-30
NORTH ARKANSAS BANCSHARES INC
filed 1999-11-12
CIK 1045950

        U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549


                      FORM 10-QSB


(Mark One)

 [x]     Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1999

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

   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the pre-ceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   As of November 12, 1999, the issuer had 333,270 shares of Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

     Yes  [ ]                 No  [X]

                       CONTENTS

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Consolidated Financial Statements

        Consolidated Statements of Financial Condition as
           of September 30, 1999 (unaudited) and
           June 30, 1999. . . . . . . . . . . . . . . .  . . . 3

        Consolidated Statements of Operations for the Three
           Months Ended September 30, 1999 and 1998
           (unaudited). . . . . . . . . . . . . . . . . . . .  4

        Consolidated  Statements of Cash Flows for the
           Three Months Ended September 30, 1999 and 1998
           (unaudited). . . . . . . . . . . .  . . . . . . . . 5

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

             NORTH ARKANSAS BANCSHARES, INC.

       Consolidated Statements of Financial Condition

           September 30, 1999 and June 30, 1999


                                                      September 30,      June 30,
                                                           1999           1999
                                                      -------------    ----------
                                                                        (Audited)
              Assets
              ------
Cash and amounts due from banks, includes interest
   bearing deposits of $511,058 and $83,814 at
   September 30, 1999 and June 30, 1999,
   respectively                                       $ 1,072,428       $   307,907
Certificates of deposit with other financial
   institutions                                         1,398,000         1,698,000
Investment securities held-to-maturity, at cost        13,596,933        14,042,074
Loans receivable, net                                  29,094,237        29,539,448
Real estate owned, net                                    378,560           378,560
Office properties and equipment, net                    1,403,033         1,412,301
Accrued interest receivable                               333,281           330,729
Other assets                                              338,684           253,078
                                                      -----------       -----------
          Total assets                                $47,615,156       $47,962,097
                                                      ===========       ===========

      LIABILITIES AND STOCKHOLDER'S EQUITY
      ------------------------------------
Deposits                                              $34,446,403       $34,679,628
Federal Home Loan Bank advances                         7,940,456         8,089,501
Other liabilities                                         223,151           249,961
                                                      -----------       -----------
          Total liabilities                            42,610,010        43,019,090
                                                      -----------       -----------

         STOCKHOLDERS' EQUITY
         --------------------
Preferred stock, $0.01 par value per share,
  3,000,000 shares authorized, no shares issued
  or outstanding                                      $        --       $        --
Common stock, $0.01 par value per share 9,000,000
  shares authorized, 333,270 shares issued and
  outstanding at September 30, 1999 and June
  30, 1999                                                  3,333             3,333
Unearned MRP shares                                       (22,735)          (22,735)
Additional paid-in capital                              2,907,754         2,907,754
Retained Earnings - substantially restricted            2,353,786         2,291,647
Unearned ESOP shares                                     (236,992)         (236,992)
                                                      -----------       -----------
        Total stockholders' equity                      5,005,146         4,943,007
                                                      -----------       -----------
           Total liabilities and stockholders'
             equity                                   $47,615,156       $47,962,097
                                                      ===========       ===========

See accompanying notes to consolidated financial statements.

                 NORTH ARKANSAS BANCSHARES, INC.


              Consolidated Statements of Operations

      For the Three Months Ended September 30, 1999 and 1998
                        (Unaudited)

                                          Three Months Ended
                                             September 30,
                                          -------------------
                                           1999         1998
                                          -----        ------
Interest income:
    Loans receivable                      $570,578     $523,349
    Deposits in other financial
     institutions                           25,182       61,189
    Mortgage-backed securities             167,894      149,621
    Investment securities                   51,533       37,388
                                          --------     --------
          Total interest income            815,187      771,547
                                          --------     --------
Interest expense:
    Deposits                               405,463      425,317
    Federal Home Loan advances             110,698       66,306
                                          --------     --------
          Total interest expense           516,161      491,623
                                          --------     --------
           Net interest income             299,026      279,924
Provision for loan losses                    5,920           --
                                          --------     --------
     Net interest income after provision   293,106      279,924
                                          --------     --------

Non-interest income - other                 35,127       40,940
                                          --------     --------

Non-interest expenses:
     Salaries and employee benefits        110,542      111,191
     Contribution Expense-ESOP               7,404        7,404
     Legal and professional fees            13,004       10,775
     Data processing fees                   31,384       29,592
     Federal insurance expense               9,968        7,854
     Furniture and equipment expense        11,873        8,351
     Occupancy expense                      21,095       21,352
     Other                                  37,424       36,444
                                          --------     --------
                                           242,694      232,963
                                          --------     --------
     Net income before income
       taxes                                85,539       87,901
Income tax expense                          23,400       29,900
                                          --------     --------
           Net income                     $ 62,139     $ 58,001
                                         =========     ========

Earnings per share (Note 3):
     Basic and diluted                   $    0.20     $   0.17
     Weighted average shares outstanding   307,405      343,638

See accompanying notes to consolidated financial statements.
                               4

              NORTH ARKANSAS BANCSHARES, INC.
            Consolidated Statements of Cash Flows

        Three Months Ended September 30, 1999 and 1998
                          (Unaudited)

                                                            Three Months Ended
                                                               September 30,
                                                           ---------------------
                                                            1999           1998
                                                           ------         ------
Cash flow from operating activities:
   Net income                                            $   62,139     $    58,001
   Adjustment to reconcile net income to
      net cash provided by operating activities:
        Depreciation and Amortization                        15,460          16,768
        Provision for loan loss                               5,920              --
        FHLB stock dividends                                 (6,000)         (4,900)
        Net premium amortization on investments               8,678           6,998
        Decrease (increase) in interest receivable           (2,552)         21,477
        Decrease (increase) in other assets                 (86,768)         97,035
        Increase (decrease) in other liabilities            (26,810)        139,366
                                                         ----------     -----------
            Net cash provided (used) by operating
               activities                                   (29,933)        334,745
                                                         ----------     -----------
Cash flow from investing activities:
   Purchase of held to maturity ("HTM") securities               --      (5,637,078)
   Proceeds from maturities/principal repayments
     of HTM securities                                      442,463       2,429,420
   Net decrease (increase) in loans receivable              439,211        (249,647)
   Net decrease (increase) in certificates of
     deposit with other financial institutions              300,000        (102,000)
   Purchase of office products and equipment                 (4,950)         (4,583)
                                                         ----------     -----------
               Net cash provided (used) by investing
                   activities                             1,176,724      (3,563,888)
                                                         ----------     -----------

Cash flows from financing activities:
   Net (decrease) in deposits                              (233,225)       (178,432)
   Net (decrease) increase in Federal Home Loan Bank
     advances                                              (149,045)      2,962,838
                                                         ----------     -----------
              Net cash provided (used) by financing
                activities                                 (382,270)      2,784,406
                                                         ----------     -----------
Net increase (decrease) in cash and amounts due
  from banks                                                764,521        (444,737)
Cash and amounts due from banks at beginning of period      307,907       2,094,104
                                                         ----------     -----------
Cash and amounts due from banks at end of period         $1,072,428     $ 1,649,367
                                                         ==========     ===========

Supplemental disclosures of cash flow information:
    Noncash investing and financing activities:

    Cash paid during the period:
      Interest on deposits                                  401,831         509,495
      Income taxes                                               --           2,000

See accompanying notes to consolidated financial statements.

            NORTH ARKANSAS BANCSHARES, INC.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


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

NOTE 2 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited financial statements (except for the statement of financial condition at June 30, 1999, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The account balances include only the accounts and operations of the Bank prior to December 18, 1997. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results expected for the full year.

NOTE 3 - EARNINGS PER SHARE

Earnings per share have been calculated in accordance with Financial Accounting Standards Board Statement No.128, "Earnings Per Share," and Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." For purposes of this computation, the number of shares of common stock purchased by the employee stock ownership plan (the "ESOP") which have not been allocated to participant's accounts are not assumed to be outstanding. As of September 30, 1999, 5,924 of the 29,624 shares of common stock held by the ESOP had been allocated to participants' accounts. The weighted average number of shares used for basic and diluted earnings per share for the three months ended September 30, 1999 were 307,405.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND JUNE
30, 1999

     The Company's total assets at September 30, 1999 were $47.6 million, a marginal decrease of $347,000, or 0.72%, from June 30, 1999's level of $48.0 million. The decrease in assets was due primarily to a $445,000, or 1.51%, decrease in net loans receivable, a $445,000, or 3.17%, decrease in investment securities classified as held-to-maturity and a $300,000, or 17.67%, decrease in certificates of deposit with other financial institutions. These decreases were partially offset by a $765,000, or 248.30%, increase in cash and cash equivalents. This increase in cash and cash equivalents was primarily the result of management's liquidity planning process for potential cash needs by the Bank's deposit customers related to the Year 2000.

     Unusual market responses to the century date change could lead to a perceived need for extra liquidity by the Bank's customers during the century date change period. In an effort to be prepared for this possible situation, management is proactively managing the liquidity needs of the Bank to ensure that no interruption in service to its customers is realized. Management believes it is essential to maintain the highest degree of confidence in the Bank and the Bank's ability to meet its customer's demands.

     Net loans at September 30, 1999 amounted to $29.1 million, a decrease of $445,000, or 1.51%, from $29.5 million at June 30, 1999. During the three months ended September 30, 1999, the Bank originated $1.8 million in new loans consisting of $1.5 million in one-to four-family mortgage loans and $305,000 in consumer loans.

     Total deposits at September 30, 1999 were $34.4 million, a decrease of $233,000 from June 30, 1999's level of $34.7 million. Total stockholders' equity at September 30, 1999 amounted to $5.0 million, an increase of $62,000 from $4.9 million at June 30, 1999 due to the retention of earnings from the period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
1999 AND 1998

     For the three months ended September 30, 1999, the Company earned net income of $62,000 as compared to net income of $58,000 for the three month period ended September 30, 1998.
The increase was primarily attributable to an increased level of net interest income, partially offset by an increase in non-interest expenses.

     Net interest income during the three months ended September 30, 1999 increased by $19,000 as compared to the same period in 1998 due mainly to a $44,000 increase in interest income due to the increased balance of interest-earning assets, in particular loans, outstanding during the period. Interest expense increased by $25,000 to $516,000 for the three months ended September 30, 1999 as compared to $492,000 for the three months ended September 30, 1998 due to increased balances of both deposits and FHLB advances.

     A provision for loan losses is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, in particular, the level of charge-offs during the quarter, management recorded a $6,000 provision for loan losses during the three months ended September 30, 1999 as compared to no provision having been recorded during the same period in 1998. While management believes that the current level of the allowance for loan losses is sufficient to cover potential losses in the Bank's loan portfolio, there can be no assurance that the allowance for loan losses will be adequate to cover losses on nonperforming assets in the future.

     Non-interest income which consists mainly of deposit and loan fees amounted to $35,000 for the three months ended September 30, 1999 as compared to $41,000 for the three months ended September 30, 1998. The reduction was due primarily to a reduction in fees collected during the period.

     Total non-interest expense increased by $10,000 for the three months ended September 30, 1999 to $243,000 from $233,000 for the three months ended September 30, 1998. Furniture and equipment expense represented the largest dollar increase. This expense item totaled $12,000 for the three months ended September 30, 1999 as compared to $8,000 for the three months ended September 30, 1998. Legal and professional fees increased by $2,000 to $13,000 for the three months ended September 30, 1999 from $11,000 for the three months ended September 30, 1998. Salaries and employee benefits expense was essentially unchanged year to year decreasing by only $1,000 to a total of $111,000 for the first quarter of fiscal 2000.

     The Company's income tax expense for the three months ended
September 30, 1999 amounted to $23,000 as compared to $30,000 for the same period in 1998 with the difference attributable to the differing levels of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio at September 30, 1999 was 4%. For the month ended September 30, 1999 the Bank was in compliance. As a result of the conversion, the Bank's liquidity has increased due to the additional funds it received.

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

       At September 30, 1999, the Bank was in compliance with all applicable regulatory capital requirements with total core and tangible capital of $4.2 million (8.83% of adjusted total assets) and total risk-based capital of $4.3 million (20.00% of risk-weighted assets).

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

     The Bank anticipates that its expenses associated with
year 2000 will not exceed $10,000.
                             10

FINANCIAL MODERNIZATION

     On November 12, 1999, President Clinton signed into law legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities. National bank subsidiaries will be permitted to engage in similar financial activities but only on an agency basis unless they are one of the 50 largest banks in the country. National bank subsidiaries will be prohibited from insurance underwriting, real estate development and merchant banking. The G-L-B Act, however, prohibits future affiliations between existing unitary savings and loan holding companies, like the Company, and firms which are engaged in commercial activities and prohibits the formation of new unitary holding companies.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective six months thereafter.

     The G-L-B Act contains significant revisions to the Federal Home Loan Bank System. The G-L-B Act imposes new capital requirements on the Federal Home Loan Banks and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the Federal Home Loan Banks annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the Federal Home Loan Bank voluntary for federal savings associations.

     The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act eliminates the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

     The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies with which the Company may affiliate, it may facilitate affiliations with companies in the financial services industry.

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

          None

                      SIGNATURES



     In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NORTH ARKANSAS BANCSHARES, INC.



Date: November 12, 1999    By: /s/ Brad Snider
                               --------------------------------
                               Brad Snider
                               President, Chief Executive
                               Officer and Treasurer
                               (Duly Authorized and Principal
                                Financial Officer)