Form 10QSB
period 1999-12-31
NORTH ARKANSAS BANCSHARES INC
filed 2000-02-14
CIK 1045950

        U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549


                      FORM 10-QSB


(Mark One)

 [x]     Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended December 31, 1999

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

   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the pre-ceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   As of February 3, 2000, the issuer had 317,070 shares of Common Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

     Yes  [ ]                 No  [X]

                       CONTENTS

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Consolidated Financial Statements

        Consolidated Statements of Financial Condition as
           of December 31, 1999 (unaudited) and
           June 30, 1999. . . . . . . . . . . . . . . .  . . . 3

        Consolidated Statements of Operations for the Three
           and Six Months Ended December 31, 1999 and 1998
           (unaudited). . . . . . . . . . . . . . . . . . . .  4

        Consolidated  Statements of Cash Flows for the
           Six Months Ended December 31, 1999 and 1998
           (unaudited). . . . . . . . . . . .  . . . . . . . . 5

        Notes to Consolidated Financial Statements . . . . . . 6


Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . 8


PART II. OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . .13

Item 2. Changes in Securities and Use of Proceeds. . . . . . .13

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . .13

Item 4. Submissions of Matters to a Vote of Security Holders .13

Item 5. Other Information. . . . . . . . . . . . . . . . . . .13

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . .13

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

             NORTH ARKANSAS BANCSHARES, INC.

       Consolidated Statements of Financial Condition

           December 31, 1999 and June 30, 1999


                                                      December 31,       June 30,
                                                           1999           1999
                                                      -------------    ----------
                                                                        (Audited)
              Assets
              ------
Cash and amounts due from banks, includes interest
   bearing deposits of $1,286,046 and $83,814 at
   December 31, 1999 and June 30, 1999,
   respectively                                       $ 1,769,842       $   307,907
Certificates of deposit with other financial
   institutions                                         1,398,000         1,698,000
Investment securities held-to-maturity, at cost        13,272,833        14,042,074
Loans receivable, net                                  28,712,539        29,539,448
Real estate owned, net                                    378,560           378,560
Office properties and equipment, net                    1,388,816         1,412,301
Accrued interest receivable                               347,735           330,729
Other assets                                              192,031           253,078
                                                      -----------       -----------
          Total assets                                $47,460,356       $47,962,097
                                                      ===========       ===========

      LIABILITIES AND STOCKHOLDER'S EQUITY
      ------------------------------------
Deposits                                              $33,979,974       $34,679,628
Federal Home Loan Bank advances                         8,290,691         8,089,501
Other liabilities                                         141,656           249,961
                                                      -----------       -----------
          Total liabilities                            42,412,321        43,019,090
                                                      -----------       -----------

         STOCKHOLDERS' EQUITY
         --------------------
Preferred stock, $0.01 par value per share,
  3,000,000 shares authorized, no shares issued
  or outstanding                                      $        --       $        --
Common stock, $0.01 par value per share 9,000,000
  shares authorized, 333,270 shares issued and
  outstanding at December 31, 1999 and June
  30, 1999, respectively                                    3,333             3,333
Unearned MRP shares                                       (22,735)          (22,735)
Additional paid-in capital                              2,907,754         2,907,754
Retained Earnings - substantially restricted            2,396,675         2,291,647
Unearned ESOP shares                                     (236,992)         (236,992)
                                                      -----------       -----------
        Total stockholders' equity                      5,048,035         4,943,007
                                                      -----------       -----------
           Total liabilities and stockholders'
             equity                                   $47,460,356       $47,962,097
                                                      ===========       ===========

See accompanying notes to consolidated financial statements.

                 NORTH ARKANSAS BANCSHARES, INC.


              Consolidated Statements of Operations

 For the Three and Six Months Ended December 31, 1999 and 1998
                        (Unaudited)


                                          Three Months Ended         Six Months Ended
                                              December 31,             December 31,
                                          -------------------      -------------------
                                           1999         1998        1999       1998
                                          -----        ------      ------     ------
Interest income:
    Loans receivable                      $553,855     $516,046    $1,124,433  $1,039,395
    Deposits in other financial
     institutions                           24,814       29,125        49,996      90,314
    Mortgage-backed securities             161,768      204,045       329,662     353,666
    Investment securities                   51,865       43,798       103,398      81,186
                                          --------     --------    ----------  ----------
          Total interest income            792,302      793,014     1,607,489   1,564,561
                                          --------     --------    ----------  ----------
Interest expense:
    Deposits                               391,678      429,298       797,141     854,615
    Federal Home Loan advances             115,307       99,126       226,005     165,432
                                          --------     --------    ----------  ----------
          Total interest expense           506,985      528,424     1,023,146   1,020,047
                                          --------     --------    ----------  ----------
           Net interest income             285,317      264,590       584,343     544,514
Provision for loan losses                    2,000        5,887         7,920       5,887
                                          --------     --------    ----------  ----------
     Net interest income after provision   283,317      258,703       576,423     538,627

Non-interest income - other                 32,840       77,246        67,967     118,186
                                          --------     --------    ----------  ----------
Non-interest expenses:
     Salaries and employee benefits        112,484      112,287       223,026     223,478
     Contribution Expense-ESOP               7,404        7,404        14,808      14,808
     Legal and professional fees            26,636       19,112        39,640      29,887
     Data processing fees                   32,206       33,001        63,590      62,593
     Federal insurance expense               7,853        7,853        17,821      15,707
     Furniture and equipment expense        11,526        8,349        23,399      16,700
     Occupancy expense                      18,848       20,114        39,943      41,466
     Other                                  38,313       63,686        75,737     100,130
                                          --------     --------    ----------  ----------
                                           255,270      271,806       497,964     504,769
                                          --------     --------    ----------  ----------
     Net income before income
       taxes                                60,887       64,143       146,426     152,044
Income tax expense                          18,000       21,800        41,400      51,700
                                          --------     --------    ----------  ----------
           Net income                     $ 42,887     $ 42,343    $  105,026  $  100,344
                                          ========     ========    ==========  ==========

Earnings per share (Note 3):
     Basic and diluted                   $     .14     $    .12    $      .34  $      .29
     Weighted average shares outstanding   307,405      343,638       307,405     343,638

See accompanying notes to consolidated financial statements.
                               4

              NORTH ARKANSAS BANCSHARES, INC.
            Consolidated Statements of Cash Flows

        Six Months Ended December 31, 1999 and 1998
                          (Unaudited)

                                                             Six Months Ended
                                                               December 31,
                                                           ---------------------
                                                            1999           1998
                                                           ------         ------
Cash flow from operating activities:
   Net income                                            $  105,026     $   100,344
   Adjustment to reconcile net income to
      net cash provided by operating activities:
        Depreciation and Amortization                        30,921          33,537
        Provision for loan loss                               7,920           5,887
        Gain on sale of building                                  -         (25,221)
        Writedown of land                                         -          25,221
        FHLB stock dividends                                (12,300)        (10,015)
        Net premium amortization on investments              17,198          15,699
        Decrease in interest receivable                     (17,006)         17,596
        Decrease in other assets                            58,562         128,858
        Decrease in other liabilities                     (108,305)         (7,129)
                                                         ----------     -----------
            Net cash provided by operating
               activities                                    82,016         284,777
                                                         ----------     -----------
Cash flow from investing activities:
   Purchase of held to maturity ("HTM") securities                -      (5,637,078)
   Proceeds from maturities/principal repayments
     of HTM securities                                      764,343       3,133,111
   Net decrease in loans receivable                         818,990         319,030
   Net decrease in certificates of deposit
     with other financial institutions                      300,000         291,000
   (Purchase) sale of office properties and equipment        (4,950)         90,416
                                                         ----------     -----------
               Net cash provided (used) by investing
                   activities                             1,878,383      (1,803,521)
                                                         ----------     -----------

Cash flows from financing activities:
   Net increase (decrease) in deposits                     (699,654)        648,017
   Net increase in Federal Home Loan Bank
     advances                                               201,190       2,915,883
                                                         ----------     -----------
              Net cash provided (used) by financing
                activities                                 (498,464)      3,563,900
                                                         ----------     -----------
Net increase in cash and amounts due from banks           1,461,935       2,045,156
Cash and amounts due from banks at beginning of period      307,907       2,094,104
                                                         ----------     -----------
Cash and amounts due from banks at end of period         $1,769,842     $ 4,139,260
                                                         ==========     ===========

Supplemental disclosures of cash flow information:
    Noncash investing and financing activities:

    Cash paid during the period:
      Interest on deposits                                  762,823         931,359
      Income taxes                                           19,353           9,000

See accompanying notes to consolidated financial statements.

            NORTH ARKANSAS BANCSHARES, INC.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998


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

NOTE 2 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited financial statements (except for the statement of financial condition at June 30, 1999, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The account balances include only the accounts and operations of the Bank prior to December 18, 1997. The results of operations for the six months ended December 31, 1999 are not necessarily indicative of the results expected for the full year.

NOTE 3 - EARNINGS PER SHARE

Earnings per share have been calculated in accordance with Financial Accounting Standards Board Statement No.128, "Earnings Per Share," and Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." For purposes of this computation, the number of shares of common stock purchased by the employee stock ownership plan (the "ESOP") which have not been allocated to participant's accounts are not assumed to be outstanding. As of December 31, 1999, 5,924 of the 29,624 shares of common stock held by the ESOP had been allocated to participants' accounts. The weighted average number of shares used for basic and diluted earnings per share for the three and six months ended December 31, 1999 was 307,405.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1999 AND JUNE
30, 1999

     The Company's total assets at December 31, 1999 were $47.5 million, a marginal decrease of $502,000, or 1.05%, from June 30, 1999's level of $48.0 million. The decrease in assets was due primarily to an $827,000, or 2.80%, decrease in net loans receivable, a $769,000, or 5.48%, decrease in investment securities classified as held-to-maturity and a $300,000, or 17.67%, decrease in certificates of deposit with other financial institutions. These decreases were partially offset by a $1.5 million, or 474.80%, increase in cash and cash equivalents.
This increase in cash and cash equivalents was primarily the result of management's liquidity planning process for potential cash needs by the Bank's deposit customers related to the Year 2000.

     Unusual market responses to the century date change could lead to a perceived need for extra liquidity by the Bank's customers during the century date change period. In an effort to be prepared for this possible situation, management is proactively managing the liquidity needs of the Bank to ensure that no interruption in service to its customers is realized. Management believes it is essential to maintain the highest degree of confidence in the Bank and the Bank's ability to meet its customer's demands. The Company is pleased to report that it experienced no processing problems as a result of the date change nor did it experience higher than normal cash withdrawals.

     Net loans at December 31, 1999 amounted to $28.7 million, a decrease of $827,000, or 2.80%, from $29.5 million at June 30, 1999. The decrease was attributable to slower than normal loan originations coupled with several large loan payoffs. During the six months ended December 31, 1999, the Bank originated $2.7 million in new loans consisting of $2.0 million in one-to four-family mortgage loans and $703,000 in consumer loans.

     Total deposits at December 31, 1999 were $34.0 million, a decrease of $700,000 from June 30, 1999's level of $34.7 million. The decrease was primarily attributable to a decrease in certificate of deposit accounts. The Bank has not attempted to match its certificate rates with those offered by some local competitors. Deposits in checking and other transactional accounts increased during the period. Federal Home Loan Bank advances at December 31, 1999 totaled $8.3 million, up from $8.1 million at June 30, 1999 with the increase used to finance the extra liquidity in anticipation of any year 2000 problems. Subsequent to December 31, 1999, $1.0 million of these advances were paid. Total stockholders' equity at December 31, 1999 amounted to $5.0 million, an increase of $105,000 from $4.9 million at June 30, 1999 due to the retention of earnings from the period.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 1999 AND 1998

     Net income for the three months ended December 31, 1999 was $43,000 as compared to net income of $42,000 for the three month period ended December 31, 1998, for an increase of $1,000 or 1.28%. The increase was primarily attributable to an increase in net interest income and a reduction in non-interest expenses and provision for loan losses, offset by a decreased level of non-interest income. For the six months ended December 31, 1999, net income amounted to $105,000, an increase of $5,000 or 4.67% from net income for the first half of fiscal year 1999 of $100,000. The increased level of income for the first half of fiscal year 2000 as compared to fiscal year 1999 was primarily due to growth in total interest income and, to a lesser extent, a reduction in non-interest expense and the provision for income taxes, partially offset by a decreased level of non-interest income.

     Net interest income during the three months ended December 31, 1999 increased by $21,000 as compared to the same period in 1998 due mainly to a $38,000 decrease in interest expense on deposit accounts. During the three months ended December 31, 1999, the Bank experienced a decrease in total deposits which was attributable to a decrease in certificate of deposit accounts. The Bank has not attempted to match certificate rates offered by some competitors and has experienced an outflow in these types of accounts. Deposits in checking and other transactional accounts increased during the period however. Interest expense on these types of deposit accounts is lower than with certificate of deposit accounts. Total interest expense decreased by $21,000 to $507,000 for the three months ended December 31, 1999 as compared to $528,000 for the three months ended December 31, 1998. Total interest income was comparable for the periods decreasing marginally by $1,000 to $792,000 for the three months ended December 31, 1999 as compared to $793,000 for the three months ended December 31, 1998.

     For the six months ended December 31, 1999, net interest income amounted to $585,000 as compared to $545,000 for the six months ended December 31, 1998 with the increase attributable to an increase in interest on loans, offset by a decrease in interest on investment and mortgage-backed securities. Total interest income for the first half of fiscal 2000 totaled $1.6 million, an increase of $43,000 as compared to the same period in fiscal year 1999. Total interest expense was comparable for the periods increasing by $3,000 in the current period to $1.0 million. Interest on FHLB advances accounted for a larger percentage of total interest expense for the first half of fiscal year 2000 as compared to the prior year due to the combined effects of a reduction in total deposits and an increased usage of FHLB advances for short term funding requirements.

     A provision for loan losses is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, in particular, the level of charge-offs during the quarter, management recorded a $2,000 provision for loan losses during the three months ended December 31, 1999 as compared to a $6,000 provision for the same period in 1998. During the three months ended December 31, 1999, charge-offs totaled $4,000. For the six months ended December 31, 1999, a provision for loan losses of $8,000 was made as compared to $6,000 for the six months ended December 31, 1998. While management believes that the total allowance for loans losses is adequate, there can be no assurance that the allowance for loan losses will be adequate to cover losses on nonperforming assets in the future.

     Non-interest income which consists mainly of deposit and loan fees amounted to $33,000 for the three months ended December 31, 1999 as compared to $77,000 for the three months ended December 31, 1998. Included within non-interest income during the three months ended December 31, 1998 was a gain of $25,000 resulting from the sale during the period of a piece of property that had formerly been the Bank's main office. No such gain was recognized during the three months ended December 31, 1999. Non-interest income for the six months ended December 31, 1999 amounted to $68,000, a decrease of $50,000 from the same period in 1998 with the decrease primarily due to the aforementioned gain on the sale of real estate. During the 1998 period the Bank also received a $9,000 cash distribution relating to a piece of real estate owned in which the Bank has an interest. No similar distribution was received during 1999.

     Total non-interest expense decreased by $17,000 for the three months ended December 31, 1999 to $255,000 from $272,000 for the three months ended December 31, 1998 due primarily to a reduction in other non-interest expenses. Other non-interest expenses amounted to $38,000 for the three months ended December 31, 1999 as compared to $64,000 for the three months ended December 31, 1998 for a decrease of $25,000. The 1998 period included a $25,000 write-down in the carrying value of a piece of property that was adjacent to the Bank's former main office. The former office property was sold during the period although the adjacent property remained an asset of the Bank. Due to the sale of the office property, it was determined that the value of the remaining property had declined. For the six months ended December 31, 1999, non-interest expenses totaled $498,000, as compared to $505,000 for the six months ended December 31, 1998, a decrease of $7,000. The decrease was attributable to the absence of the aforementioned writedown, partially offset by an increase in legal and professional fees during the first half of fiscal year 2000 as compared to the prior year.

     The Company's income tax expense for the three months ended December 31, 1999 amounted to $18,000. During the same period in 1998, a provision for income tax expense of $22,000 was made. For the six months ended December 31, 1999, a provision for income taxes of $41,000 was made as compared to $52,000 for the same period in 1998. The decreased provisions in the 1999 periods were due to decreased levels of pre-tax income, composition of the income base, the amount of tax-exempt income and non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio at December 31, 1999 was 4%. For the month ended December 31, 1999 the Bank was in compliance. As a result of the conversion, the Bank's liquidity has increased due to the additional funds it received.

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

       At December 31, 1999, the Bank was in compliance with all applicable regulatory capital requirements with total core and tangible capital of $4.2 million (8.95% of adjusted total assets) and total risk-based capital of $4.3 million (20.42% of risk-weighted assets).

YEAR 2000 READINESS DISCLOSURE

     The Bank is pleased to report that it did not experience
any processing problems as a result of the century date change.
The Bank estimates that its total expenses associated with the year 2000 issue did not exceed $10,000.
                             11

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

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          On October 29, 1999, the Registrant held its Annual
Meeting
          of Stockholders for the purpose of electing two directors.
          The results of the voting at the Annual Meeting were as
          follows:

Proposal I - Election of Directors

NOMINEE                  VOTES FOR        VOTES WITHHELD    BROKER NON-VOTES
-------                  ---------        --------------    ----------------
O. E. Guinn, Jr.          252,985             36,395            43,890

Kaneaster Hodges, Jr.     252,885             36,495            43,890

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

                           NORTH ARKANSAS BANCSHARES, INC.



Date: February 14, 2000    By: /s/ Brad Snider
                               --------------------------------
                               Brad Snider
                               President, Chief Executive
                               Officer and Treasurer
                               (Duly Authorized and Principal
                                Financial Officer)