Form 10QSB
period 2000-03-31
NORTH ARKANSAS BANCSHARES INC
filed 2000-05-15
CIK 1045950

        U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549


                      FORM 10-QSB


(Mark One)

 [x]     Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2000

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

   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the pre-ceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   As of May 12, 2000, the issuer had 306,070 shares of Common
Stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

     Yes  [ ]                 No  [X]

                       CONTENTS

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Consolidated Financial Statements

        Consolidated Statements of Financial Condition as
           of March 31, 2000 (unaudited) and
           June 30, 1999. . . . . . . . . . . . . . . .  . . . 3

        Consolidated Statements of Operations for the Three
           and Nine Months Ended March 31, 2000 and 1999
           (unaudited). . . . . . . . . . . . . . . . . . . .  4

        Consolidated  Statements of Cash Flows for the
           Nine Months Ended March 31, 2000 and 1999
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

             NORTH ARKANSAS BANCSHARES, INC.

       Consolidated Statements of Financial Condition

              March 31, 2000 and June 30, 1999

                                                         March 31,       June 30,
                                                           2000           1999
                                                      -------------    ----------
                                                                        (Audited)
              Assets
              ------
Cash and amounts due from banks, includes interest
   bearing deposits of $598,458 and $83,814 at
   March 31, 2000 and June 30, 1999,
   respectively                                       $   674,938       $   307,907
Certificates of deposit with other financial
   institutions                                         1,198,000         1,698,000
Investment securities held-to-maturity, at cost        12,992,488        14,042,074
Loans receivable, net                                  28,187,146        29,539,448
Real estate owned, net                                    378,560           378,560
Office properties and equipment, net                    1,376,698         1,412,301
Accrued interest receivable                               306,233           330,729
Other assets                                              242,359           253,078
                                                      -----------       -----------
          Total assets                                $45,356,422       $47,962,097
                                                      ===========       ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
Deposits                                              $31,911,151       $34,679,628
Federal Home Loan Bank advances                         8,375,195         8,089,501
Other liabilities                                         180,332           249,961
                                                      -----------       -----------
          Total liabilities                            40,466,678        43,019,090
                                                      -----------       -----------

         STOCKHOLDERS' EQUITY
         --------------------
Preferred stock, $0.01 par value per share,
  3,000,000 shares authorized, no shares issued
  or outstanding                                      $        --       $        --
Common stock, $0.01 par value per share, 9,000,000
  shares authorized, 309,070 and 333,270 shares
  issued and outstanding at March 31, 2000 and June
  30, 1999, respectively                                    3,091             3,333
Unearned MRP shares                                       (10,817)          (22,735)
Additional paid-in capital                              2,705,797         2,907,754
Retained Earnings - substantially restricted            2,428,665         2,291,647
Loan to employee stock ownership plan                    (236,992)         (236,992)
                                                      -----------       -----------
        Total stockholders' equity                      4,889,744         4,943,007
                                                      -----------       -----------
           Total liabilities and stockholders'
             equity                                   $45,356,422       $47,962,097
                                                      ===========       ===========

See accompanying notes to consolidated financial statements.

                 NORTH ARKANSAS BANCSHARES, INC.


              Consolidated Statements of Operations

 For the Three and Nine Months Ended March 31, 2000 and 1999
                        (Unaudited)


                                          Three Months Ended         Nine Months Ended
                                               March 31,                March 31,
                                          -------------------      -------------------
                                           2000         1999        2000       1999
                                          -----        ------      ------     ------
Interest income:
    Loans receivable                      $541,060    $ 498,818    $1,665,493  $1,538,213
    Deposits in other financial
     institutions                           24,480       68,305        74,476     181,709
    Mortgage-backed securities             157,907      166,957       487,569     520,623
    Investment securities                   51,900       28,980       155,299      87,076
                                          --------    ---------    ----------  ----------
          Total interest income            775,347      763,060     2,382,837   2,327,621
                                          --------    ---------    ----------  ----------
Interest expense:
    Deposits                               369,905      418,631     1,167,046   1,273,246
    Federal Home Loan advances             114,545       91,173       340,550     256,605
                                          --------    ---------    ----------  ----------
          Total interest expense           484,450      509,804     1,507,596   1,529,851
                                          --------    ---------    ----------  ----------
           Net interest income             290,897      253,256       875,241     797,770
Provision for loan losses                    2,000        2,000         9,920       7,887
                                          --------    ---------    ----------  ----------
     Net interest income after provision   288,897      251,256       865,321     789,883

Non-interest income - other                 41,743       24,544       109,708     142,730
                                          --------    ---------    ----------  ----------
Non-interest expenses:
     Salaries and employee benefits        127,724      126,102       350,750     349,580
     Contribution Expense-ESOP               7,404        7,404        22,212      22,212
     Legal and professional fees            34,715       70,247        74,354     100,134
     Data processing fees                   34,638       31,606        98,228      94,199
     Federal insurance expense               7,854       11,374        25,675      27,081
     Furniture and equipment expense        12,067        8,151        35,466      24,851
     Occupancy expense                      19,079       20,443        59,022      61,909
     Other                                  39,274      108,045       115,010     208,175
                                          --------    ---------    ----------  ----------
                                           282,755      383,372       780,717     888,141
                                          --------    ---------    ----------  ----------
     Net income (loss) before income
       taxes                                47,885     (107,572)      194,312      44,472
Income tax expense                          15,894      (36,200)       57,294      15,500
                                          --------    ---------    ----------  ----------
           Net income (loss)              $ 31,991    $ (71,372)   $  137,018  $   28,972
                                          ========    =========    ==========  ==========

Earnings per share (Note 3):
     Basic and diluted                   $    0.11     $  (0.21)   $     0.45  $     0.09
     Weighted average shares outstanding   292,964      339,081       303,386     339,081

See accompanying notes to consolidated financial statements.
                               4

              NORTH ARKANSAS BANCSHARES, INC.
            Consolidated Statements of Cash Flows

        Nine Months Ended March 31, 2000 and 1999
                          (Unaudited)

                                                             Nine Months Ended
                                                                 March 31,
                                                           ---------------------
                                                            2000           1999
                                                           ------         ------
Cash flow from operating activities:
   Net income                                           $   137,018     $    28,972
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        MRP Expense                                           9,364          11,060
        Depreciation and amortization                        46,382          48,995
        Provision for loan loss                               9,920           7,887
        Writedown of real estate owned                           --          50,000
        Gain on sale of building                                 --         (25,221)
        Writedown of land                                        --          54,988
        FHLB stock dividends                                (19,100)        (14,815)
        Net premium amortization on investments              25,666          24,496
        Decrease in interest receivable                      24,496          31,407
        Decrease in other assets                              7,071         144,888
        (Decrease) increase in other liabilities            (69,629)         61,827
                                                        -----------     -----------
            Net cash provided by operating
               activities                                   171,188         424,484
                                                        -----------     -----------
Cash flow from investing activities:
   Purchase of held to maturity ("HTM") securities               --      (8,362,078)
   Proceeds from maturities/principal repayments
     of HTM securities                                    1,043,019       5,922,763
   Net decrease (increase) in loans receivable            1,342,302      (1,657,772)
   Net decrease (increase) in certificates of deposit
     with other financial institutions                      500,000        (308,000)
   Sale of office properties and equipment                       --          69,779
   Purchase of office properties and equipment               (7,050)         (5,767)
                                                        -----------     -----------
               Net cash provided (used) in investing
                   activities                             2,878,271      (4,341,075)
                                                        -----------     -----------

Cash flows from financing activities:
   Repurchase of common stock                              (199,645)       (424,679)
   Net (decrease) increase in deposits                   (2,768,477)        392,414
   Net increase in Federal Home Loan Bank
     advances                                               285,694       2,468,254
                                                        -----------     -----------
              Net cash provided (used) by financing
                activities                               (2,682,428)      2,435,989
                                                         ----------     -----------
Net increase (decrease) in cash and amounts due
  from banks                                                367,031      (1,480,602)
Cash and amounts due from banks at beginning of period      307,907       2,094,104
                                                        -----------     -----------
Cash and amounts due from banks at end of period        $   674,938     $   613,502
                                                        ===========     ===========

Supplemental disclosures of cash flow information:
    Noncash investing and financing activities:
       Transfer from real estate acquired through
         foreclosure                                             --           8,518
    Cash paid during the period:
      Interest on deposits                                1,162,574       1,369,716
      Income taxes                                           29,353          25,925

See accompanying notes to consolidated financial statements.

            NORTH ARKANSAS BANCSHARES, INC.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999


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

NOTE 3 - EARNINGS PER SHARE

Earnings per share have been calculated in accordance with Financial Accounting Standards Board Statement No.128, "Earnings Per Share," and Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." For purposes of this computation, the number of shares of common stock purchased by the employee stock ownership plan (the "ESOP") which have not been allocated to participant's accounts are not assumed to be outstanding. As of March 31, 2000, 5,924 of the 29,624 shares of common stock held by the ESOP had been allocated to participants' accounts. The weighted average number of shares used for basic and diluted earnings per share for the three and nine months ended March 31, 2000 were 292,964 and 303,386 shares, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND JUNE
30, 1999

     The Company's total assets at March 31, 2000 were $45.4 million, a decrease of $2.6 million, or 5.43%, from June 30, 1999's level of $48.0 million. The decrease in assets was due primarily to a $1.4 million, or 4.58%, decrease in net loans receivable, a $1.0 million, or 7.48%, decrease in investment securities classified as held-to-maturity and a $500,000, or 29.45%, decrease in certificates of deposit with other financial institutions. These decreases were partially offset by a $367,000, or 119.20%, increase in cash and cash equivalents.

     Net loans at March 31, 2000 amounted to $28.1 million, a decrease of $1.4 million, or 4.58%, from $29.5 million at June 30, 1999. The decrease was attributable to slower than normal loan originations coupled with several large loan payoffs. During the nine months ended March 31, 2000, the Bank originated $4.0 million in new loans consisting of $2.8 million in one-to four-family mortgage loans and $1.2 million in consumer loans. The decrease in the investment securities portfolio reflects maturities and principal repayments on such investments during the period. The decreased balance of certificates of deposit with other institutions reflects the Company's decision not to renew certain certificates upon maturity due to the Company's higher than normal cash needs as a result of a decrease in deposits.

     Total deposits at March 31, 2000 were $31.9 million, a decrease of $2.8 million from June 30, 1999's level of $34.7 million. The decrease was primarily attributable to a decrease in certificate of deposit accounts. Deposits in checking and other transactional accounts increased during the period. Federal Home Loan Bank advances at March 31, 2000 totaled $8.3 million, up from $8.1 million at June 30, 1999. Rather than attempt to match the rates offered on certificates of deposit by some competitors, the Bank has opted to use FHLB advances as a source of short term funding. In the current interest rate environment, these advances are a lower cost source of funds than certificates of deposit. Total stockholders' equity at March 31, 2000 amounted to $4.9 million, a decrease of $53,000 or 1.08% from $4.9 million at June 30, 1999. During the three months ended March 31, 2000, the Company repurchased 24,200 shares in the open market at a total cost of $199,645 which accounted for the reduction.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH
31, 2000 AND 1999

     Net income for the three months ended March 31, 2000 was $32,000 as compared to a net loss of $71,000 for the three month period ended March 31, 1999, for an increase of $103,000. The increase was primarily attributable to a reduction in non-interest expenses and, to a lesser extent, an increase in net interest income and non-interest income. For the nine months ended March 31, 2000, net income amounted to $137,000, an increase of $108,000 or 372.93% from net income for the nine months ended March 31, 1999 of $29,000. The increased level of income for the current period as compared to the nine months ended March 31, 1999 was primarily due to growth in net interest income and a reduction in non-interest expense, partially offset by a decreased level of non-interest income.

     Net interest income during the three months ended March 31, 2000 increased by $38,000, or 14.86%, as compared to the same period in 1999 due mainly to a $49,000 decrease in interest expense on deposit accounts which was attributable to a decrease in the average balance of deposits during the period. In recent months, the Bank has experienced an outflow of certificate of deposit accounts due to its decision not to attempt to match certificate rates offered by some competitors. Deposits in checking and other transactional accounts increased during the period however. Interest expense on these types of deposit accounts is lower than with certificate of deposit accounts. In addition, the Bank has replaced the certificates of deposit with FHLB advances which can be obtained on a short term basis at a lower cost than certificates. As a result, interest expense from FHLB borrowings rose by $23,000, or 25.64%, from $91,000 for the three months ended March 31, 1999 to $115,000 for the three months ended March 31, 2000. Overall, total interest expense decreased by $25,000 to $484,000 for the three months ended March 31, 2000 as compared to $510,000 for the three months ended March 31, 1999. Total interest income was comparable for the periods increasing by $12,000 to $775,000 for the three months ended March 31, 2000 as compared to $763,000 for the three months ended March 31, 1999 with the increase attributable to an improved yield on the Bank's loan portfolio.

     For the nine months ended March 31, 2000, net interest income amounted to $875,000 as compared to $798,000 for the nine months ended March 31, 1999 with the $77,000 increase attributable to the combined effects of an increase in interest on loans and a reduction in interest expense on deposit accounts, offset by a decrease in interest income from mortgage-backed securities and deposits in other financial institutions due to a decrease in the balance of these types of investments. Total interest income for the nine months ended March 31, 2000 was $2.4 million, an increase of $55,000 as compared to the same period in fiscal year 1999. Interest income from loans rose by $127,000 to $1.7 million for the nine months ended March 31, 2000 up from $1.5 million for the nine months ended March 31, 1999 with the increase attributable to an improved yield on the Bank's loan portfolio. Total interest expense decreased by $22,000 in the current period to $1.5 million. Interest on FHLB advances accounted for a larger percentage of total interest expense for the nine months ended March 31, 2000 as compared to the first three quarters of the prior fiscal year due to the combined effects of a reduction in total deposits and an increased usage of FHLB advances for short term funding requirements.

     A provision for loan losses is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis,
                              9
management recorded a $2,000 provision for loan losses during the three months ended March 31, 2000 and 1999. During the three months ended March 31, 2000, charge-offs totaled $1,000. For the nine months ended March 31, 2000, a provision for loan losses of $10,000 was made as compared to $8,000 for the nine months ended March 31, 1999. While management believes that the total allowance for loans losses is adequate, there can be no assurance that the allowance for loan losses will be adequate to cover losses on nonperforming assets in the future.

     Non-interest income which consists mainly of deposit and loan fees amounted to $42,000 for the three months ended March 31, 2000 as compared to $25,000 for the three months ended March 31, 1999. The $17,000 increase resulted from increased checking account fees and safe deposit fees. Non-interest income for the nine months ended March 31, 2000 amounted to $110,000, a decrease of $33,000 from the same period in 1999. The 1999 period had included a $25,000 gain on the sale of a piece of real estate that had formerly been the Bank's main office. No similar gain was recognized during the 2000 period.

     Total non-interest expense for the three months ended March 31, 2000 decreased by $101,000 to $283,000 from $383,000 for the three months ended March 31, 1999 due primarily to a reduction in other non-interest expenses and a $36,000 reduction in legal and professional fees. Other non-interest expenses amounted to $39,000 for the three months ended March 31, 2000 as compared to $108,000 for the three months ended March 31, 1999 for a decrease of $69,000. The third quarter of fiscal year 1999 had included certain charges related to real estate properties owned by the Bank. The Bank has a $625,000 participation interest in a loan secured by a hotel located in Oklahoma. In early 1998, the lead lender accepted a deed in lieu of foreclosure. At such time, based on an updated appraisal of the property, the Bank wrote down its interest to $536,000 and a reserve of $107,000
was established.   During the third quarter of fiscal 1999, an
offer to purchase the property was accepted at a price below the then-carrying value of the property. Such offer subsequently fell through. However, the Bank believed it appropriate to reduce its carrying value to the offer price which resulted in a writedown of $50,000. In addition, during the third quarter of fiscal 1999, the Bank accepted an offer to purchase a lot the Bank owned at a price below its then-carrying value. Although such purchase was ultimately not consummated, the Bank reduced its carrying value to the offer price to reflect the market
value.  Such reduction in value amounted to $55,000.   For the
nine months ended March 31, 2000, non-interest expenses totaled $781,000, as compared to $888,000 for the nine months ended March 31, 1999, a decrease of $107,000. The decrease was attributable to the absence of the aforementioned writedowns and a $26,000 reduction in legal and professional fees.

     The Company's income tax expense for the three months ended March 31, 2000 amounted to $16,000. During the same period in 1999, a net tax benefit of $36,000 was recognized. For the nine months ended March 31, 2000, a provision for income taxes of $57,000 was made as compared to $16,000 for the same period in 1999. The increased provisions in the 2000 periods were due to increased levels of pre-tax income, composition of the income base, the amount of tax-exempt income and non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio at March 31, 2000 was 4%. For the month ended March 31, 2000 the Bank was in compliance. As a result of the conversion, the Bank's liquidity has increased due to the additional funds it received.

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

       At March 31, 2000, the Bank was in compliance with all applicable regulatory capital requirements with total core and tangible capital of $4.3 million (9.43% of adjusted total assets) and total risk-based capital of $4.4 million (20.98% of risk-weighted assets).

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

          None

ITEM 5.  OTHER INFORMATION

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

          Exhibit 27     Financial Data Schedule (EDGAR only)

          (b)  Reports on Form 8-K.

          On January 6, 2000, the Company filed a Current Report on Form 8-K announcing the approval to repurchase shares of common stock.

                      SIGNATURES



     In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NORTH ARKANSAS BANCSHARES, INC.



Date: May 12, 2000         By: /s/ Brad Snider
                               --------------------------------
                               Brad Snider
                               President, Chief Executive
                               Officer and Treasurer
                               (Duly Authorized and Principal
                                Financial Officer)