Form 10KSB
period 2000-06-30
NORTH ARKANSAS BANCSHARES INC
filed 2000-09-28
CIK 1045950

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                     _______
(Mark One)                         FORM 10-KSB
[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
      OF 1934
For the fiscal year ended June 30, 2000
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                to
                               --------------    ---------

                           Commission File No. 0-23525
                                               -------
                         NORTH ARKANSAS BANCSHARES, INC.
--------------------------------------------------------------------------------
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

     TENNESSEE                                                    71-0800742
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION                                  (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

200 OLIVIA DRIVE, NEWPORT, ARKANSAS                                 72112
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (870) 523-3611

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                 NOT APPLICABLE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE, $.01 PER SHARE
                     ---------------------------------------

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the fiscal year ended June 30, 2000:  $3,317,022

As of September 20, 2000, the aggregate market value of the 234,026 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $1,638,182 based on the closing sales price of $7.00 per share of the registrant's Common Stock on September 20, 2000 as reported on the OTC Electronic Bulletin Board. For purposes of this calculation, it is assumed that directors, executive officers and the ESOP are affiliates.

Number of shares of Common Stock outstanding as of September 20, 2000: 299,943

Transitional Small Business Disclosure Format   Yes              No   X
                                                    ----            ----

                       DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

     1.   Portions  of  Proxy   Statement   for  the  2000  Annual   Meeting  of
          Stockholders. (Part III)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

     THE COMPANY. North Arkansas Bancshares, Inc. (the "Company"), a Tennessee corporation, was organized at the direction of the Board of Directors of Newport Federal Savings Bank ("Newport Federal" or the "Bank") in September 1997 to acquire all of the capital stock to be issued by the Bank in its conversion from mutual to stock form (the "Conversion"). The Conversion was completed on December 18, 1997, with the Company issuing 370,300 shares of its common stock, par value $0.01 per share (the "Common Stock") to the public, and the Bank issuing all of its issued and outstanding common stock to the Company. Prior to the Conversion, the Company did not engage in any material operations. The Company does not have any significant assets other than the outstanding capital stock of the Bank, cash and investment securities and a note receivable from the ESOP. The Company's principal business is the business of the Bank. At June 30, 2000, the Company had total assets of $45.4 million, deposits of $30.1 million, net loans receivable of $28.3 million and stockholders' equity of $4.9 million.

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

FINANCIAL MODERNIZATION LEGISLATION

     On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective in November 2000, with full compliance required by July 1, 2001.

     The G-L-B Act contains significant revisions to the FHLB System. The G-L-B Act imposes new capital requirements on the FHLBs and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the FHLBs annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of FHLB advances by community financial institutions (under $500 million in assets)
to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the FHLB voluntary for federal savings associations.

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

     The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies with which may acquire control of the Company, it may facilitate affiliations with companies in the financial services industry.

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


LENDING ACTIVITIES

     Most of the Bank's loans are mortgage loans which are secured by one- to four-family residences. The Bank also makes consumer, residential construction and commercial real estate and commercial business loans. At June 30, 2000, the Bank's gross loans totaled $28.4 million of which $20.5 million were mortgage loans secured by one-to four-family residences. The Bank originates both fixed-rate mortgage and adjustable-rate mortgage ("ARM") loans. Generally, all of the consumer loans the Bank originates have fixed rates.

     The following table sets forth information concerning the types of loans held by the Bank at the dates indicated. At June 30, 2000, the Bank did not have any concentrations of loans exceeding 10% of total loans except as disclosed below.

                                                               AT JUNE 30,
                                         --------------------------------------------------------
                                                      2000                            1999
                                         -----------------------       --------------------------
                                         AMOUNT            %             AMOUNT            %
                                         ------          -----           ------           ---
                                                            (DOLLARS IN THOUSANDS)
Real estate loans:
  One- to four-family..................  $   20,537        72.42%        $  21,712        73.24%
  Multi-family.........................         275          .97               123          .41
  Non-residential......................       3,436        12.12             3,578        12.08
                                         ----------       ------         ---------       ------
     Total real estate loans...........      24,248        85.51            25,413        85.73
Consumer loans:
  Loans secured by deposits............         604         2.13               746         2.51
  Home improvement.....................         331         1.17               382         1.29
  Automobile...........................       1,827         6.44             1,918         6.47
  Other consumer.......................         634         2.24               597         2.01
Commercial.............................         713         2.51               590         1.99
                                         ----------       ------         ---------       ------
       Total loans.....................      28,357       100.00%           29,646       100.00%
                                         ----------       ======         ---------       ======

Less:
  Deferred fees and discounts..........           4                              1
  Allowance for losses.................         101                            105
                                         ----------                      ---------
       Loan portfolio, net.............  $   28,252                      $  29,540
                                         ==========                      =========

     The following table sets forth the estimated maturity of the Bank's loan portfolio at June 30, 2000. The table does not include the effects of possible prepayments or scheduled repayments. All mortgage loans are shown as maturing based on the date of the last payment required by the loan agreement.

                                                          DUE AFTER 1
                                   DUE WITHIN ONE          THROUGH 5       DUE AFTER 5
                                     YEAR AFTER           YEARS AFTER     YEARS AFTER
                                   JUNE 30, 2000         JUNE 30, 2000   JUNE 30, 2000        TOTAL
                                   -------------         -------------   -------------      -------
                                                         (IN THOUSANDS)
Real estate loans:
  One- to four-family............$       929              $   2,711       $   16,897       $ 20,537
  Multi-family...................         --                    159              116            275
  Non-residential................        453                  2,257              726          3,436
Consumer loans:
  Loans secured by deposits......        551                     53               --            604
  Home improvement...............          2                    113              216            331
  Automobile.....................        282                  1,476               69          1,827
  Other consumer.................        205                    417               12            634
Commercial.......................        439                     --              274            713
                                 -----------              ---------       ----------       --------
     Total.......................$     2,861              $   7,186       $   18,310       $ 28,357
                                 ===========              =========       ==========       ========

     The next table shows at June 30, 2000, the dollar amount of all the Bank's loans due one year or more after June 30, 2000 which have fixed interest rates and have floating or adjustable interest rates.

                                                                       FLOATING OR
                                                      FIXED RATE     ADJUSTABLE RATES
                                                      -----------    ----------------
                                                               (IN THOUSANDS)
Real estate loans:
   One- to four-family..........................   $     4,596          $  15,012
   Multi-family.................................           159                116
   Non-residential..............................         2,097                886
Consumer loans:
   Loans secured by deposits....................            53                 --
   Home improvement.............................           329                 --
   Automobile...................................         1,545                 --
   Other consumer ..............................           429                 --
Commercial .....................................           274                 --
                                                   -----------          ---------
       Total ...................................   $     9,482          $  16,014
                                                   ===========          =========

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

     ONE- TO FOUR-FAMILY RESIDENTIAL LOANS. The Bank's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the Bank's primary market area. At June 30, 2000, $20.5 million, or 72.42% of the Bank's gross loan portfolio consisted of residential mortgage loans. The Bank generally originates one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or purchase price, with private mortgage insurance or additional collateral required on loans with a loan-to-value ratio in excess of 80%. The maximum loan-to-value ratio on mortgage loans secured by nonowner occupied properties generally is limited to 80%. The Bank primarily originates and retains fixed-rate balloon loans having terms of up to five years, with principal and interest payments calculated using up to a 25-year amortization period.

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

     ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore is potentially limited in effectiveness during periods of rapidly rising interest rates. At June 30, 2000, approximately 73.09% of the one- to four-family residential loans the Bank holds had adjustable rates of interest.

     Mortgage loans originated and held by the Bank generally include due-on-sale clauses. This gives the Bank the right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property securing the mortgage loan without the Bank's consent.

     RESIDENTIAL CONSTRUCTION LOANS. The Bank makes a limited number of residential construction loans on one- to four-family residential properties to the individuals who will be the owners and occupants upon completion of construction. Loan proceeds are disbursed according to a draw schedule and the Bank inspects the progress of the construction before additional funds are disbursed. The Bank charges a fixed rate of interest on the Bank's construction loans. While the Bank occasionally agrees to convert the balance of construction loans to a permanent mortgage upon completion of the construction phase, the Bank will not commit to do so at the same time as the construction loan is granted. Any permanent mortgage would be granted on the same terms as other one-to four-family mortgage loans the Bank originates.

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

     COMMERCIAL AND MULTI-FAMILY LOANS. The Bank's commercial real estate loans are secured by churches, office buildings, and other commercial properties. Multi-family loans are secured by apartment and condominium buildings. At June 30, 2000, the Bank's three largest commercial real estate loans consisted of a loan on a commercial office building which had a balance of $485,000 at June 30, 2000, a loan to a nursing home which had a balance of $356,000 and a loan to a doctors' office building which had a balance of $228,000 at June 30, 2000. At June 30, 2000, all three of these loans were performing in accordance with their terms.

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

     CONSUMER LOANS. The Bank offers consumer loans in order to provide a wider range of financial services to the Bank's customers. Consumer loans totaled $3.4 million, or 11.98% of the Bank's total loans at June 30, 2000. The Bank's consumer loans consist of automobile, home improvement, share account and personal loans. The Bank's home improvement loans are primarily originated under a program whereby the U.S. Government guarantees 90% of the principal balance of such loans. The Bank also offers personal lines of credit. The Bank offers both unsecured lines of credit that are granted based upon the borrower's financial strength and secured lines of credit.

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

     The Bank's President may approve all one- to four-family mortgage loans that conform to all of the Bank's policy requirements up to $50,000, and may approve all consumer loans. The Executive Committee of the Bank's board which consists of three directors may approve loans with principal balances of up to $100,000. All other loans require the approval of the Bank's board of directors.

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

     Written commitments are given to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 30 days of the date of issuance. At June 30, 2000, commitments to cover originations of mortgage loans were $55,000. The Bank believes that virtually all of the Bank's commitments will be funded.

     LOAN ORIGINATIONS, PURCHASES AND SALES. Most of the loans the Bank originates are intended to be held in the Bank's portfolio rather than sold in the secondary mortgage market. The Bank occasionally purchases loan participations from other financial institutions. These participation interest purchases are reflected in the above table. Generally, the purchase of participation interests involves the same risks as would the origination of the same types of loans as well as the additional risk that results from the fact that the Bank has less control over the origination and subsequent administration of such loans. At June 30, 2000, all of the Bank's participation loans were performing in accordance with their terms.

     LOANS TO ONE BORROWER. The maximum amount of loans which the Bank may make to any one borrower may not exceed the greater of $500,000 or 15% of the Bank's unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% of the Bank's unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The Bank's maximum loan-to-one borrower limit was approximately $662,000 at June 30, 2000. At June 30, 2000, the Bank's largest loan outstanding had a balance of $485,000. This loan was secured by a commercial office building.

     LOAN DELINQUENCIES. Generally when a mortgage loan becomes 15 days past due, a late charge is assessed. If, after 30 days, a payment is still delinquent, the borrower will receive a computer-generated notice and a letter and/or telephone call from the Bank and may receive a visit from one of the Bank's representatives. If the loan continues in a delinquent status for 60 days, a letter is sent giving the borrower 10 days in which to cure the delinquency or risk having the loan called. If no payment is received after that 10 day period, the loan is called and appropriate legal or foreclosure action is initiated. At June 30, 2000, the Bank's loans past due between 30 and 89 days totaled $277,000.

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

     NONPERFORMING ASSETS. The following table sets forth information regarding nonaccrual loans and real estate owned. As of the dates indicated, the Bank had no loans categorized as troubled debt restructurings within the meaning of SFAS 15 and $47,000 in loans which were 90 days or more past due and still accruing interest.


                                                                         AT JUNE 30,
                                                                ----------------------------
                                                                  2000                1999
                                                                --------            --------
                                                                       (IN THOUSANDS)
Loans accounted for on a non-accrual basis:
  Real estate:
    One- to four-family........................................$        5           $      36
    Multi-family...............................................        --                  --
    Non-residential............................................        --                  --
                                                               ----------           ---------
     Total real estate loans...................................         5                  36
Consumer loans:
   Loans secured by deposits...................................        --                  --
   Home improvement............................................         5                   1
   Automobile..................................................        --                  --
   Other consumer..............................................        --                  --
Commercial.....................................................        --                  --
                                                               ----------           ---------
        Total nonperforming loans..............................        10                  37
                                                               ----------           ---------

Repossessed automobiles........................................        --                  --
Foreclosed real estate.........................................        26                 379
                                                               ----------           ---------
Total nonperforming assets.....................................$       36           $     416
                                                               ==========           =========
Total nonperforming assets as a
  percentage of total net loans................................       .13%               1.41%
                                                               ==========            ========
Total nonperforming assets as a
  percentage of total assets...................................       .07%               .867%
                                                               ==========           =========


     During the year ended June 30, 2000, the Bank would have recorded additional interest income of approximately $1,000 on nonaccrual loans if such loans had been current throughout the period. The Bank did not include any income on nonaccrual loans during the year. In addition, the Bank had no loans which were not classified as nonaccrual, 90 days past due or restructured, but where known information causes the Bank to have serious concerns as to the ability of these borrowers to comply with their current loan terms.

     Foreclosed real estate of $26,000 at June 30, 2000 consisted of one single family residential property. During fiscal year 2000, a 625-room hotel located in Oklahoma City in which the Bank had acquired an interest through foreclosure was sold. This property had been held as real estate owned since 1998.

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

     At June 30, 2000, $30,000 of the Bank's assets were classified as doubtful and loans classified as substandard totaled $205,000. In addition, the Bank's real estate owned of $26,000 was also classified as substandard. There were no loans classified as special mention.

     FORECLOSED REAL ESTATE. Real estate acquired by the Bank as a result of foreclosure is recorded as "real estate owned" until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value less estimated disposal costs. Any write down of real estate owned is charged to operations. At June 30, 2000, the Bank's only real estate owned consisted of one single family property.

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

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                   YEAR ENDED JUNE 30,
                                             -----------------------------
                                               2000                 1999
                                             ---------           ---------
                                                   (DOLLARS IN THOUSANDS)


Balance at beginning of period..............$      105           $     189
                                            ----------           ---------
Charge-offs:

  One-to-four-family........................        --                  --
  Multi-family..............................        --                  --
  Non-residential...........................        --                (107)
                                            ----------           ---------
  Total real estate loans...................        --                (107)
  Consumer loans............................       (14)                (41)

Recoveries:

  One-to-four-family........................        --                  --
  Multi-family..............................        --                  --
  Non-residential...........................        --                  --
                                            ----------           ---------

Net recoveries (charge-offs)................       (14)               (148)
                                            ----------           ---------

Additions charged to operations.............        10                  64
                                            ----------           ---------

Balance at end of period....................$      101           $     105
                                            ==========           =========

Allowance for loan losses to total
  nonperforming assets at end of period.....    280.56%              25.24%
                                            ==========           =========

Allowance for loan losses to net loans
  at end of period..........................       .36%                .36%
                                            ==========           =========

Ratio of net charge-offs to average
  loans outstanding during the period.......       .05%                .55%
                                            ==========           =========

     The following table illustrates the allocation of the allowance for loan losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the Bank's use of the allowance to absorb losses in other loan categories.

                                                                            JUNE 30,
                                                    ----------------------------------------------------------
                                                              2000                          1999
                                                    ---------------------------   ----------------------------

                                                                     PERCENT OF                   PERCENT OF
                                                                      LOANS IN                     LOANS IN
                                                                    CATEGORY TO                   CATEGORY TO
                                                     AMOUNT         TOTAL LOANS    AMOUNT         TOTAL LOANS
                                                     ------         -----------    ------         -----------
                                                                    (DOLLARS IN THOUSANDS)
Real estate loans:
  One- to four-family..............................  $    73           72.42%     $    77             73.24%
  Multi-family.....................................        1             .97            1               .41
  Non-residential..................................       12           12.12           13             12.08
                                                     -------        --------      -------            ------
     Total real estate loans.......................       86           85.51           91             85.73
Consumer loans:
   Loans secured by deposits.......................        2            2.13            2              2.51
   Home improvement................................        1            1.17            1              1.29
   Automobile......................................        7            6.44            7              6.47
   Other consumer..................................        2            2.24            2              2.01
Commercial.........................................        3            2.51            2              1.99
                                                     -------        --------      -------            ------
    Total allowance for loan losses................  $   101          100.00%     $   105            100.00%
                                                     =======          ======      =======            ======


INVESTMENT ACTIVITIES

     INVESTMENT SECURITIES. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. See "Regulation -- Regulation of the Bank -- Federal Home Loan Bank System." The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) the Bank's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) the Bank's projections as to the short-term demand for funds to be used in loan origination and other activities. The Bank classifies all the Bank's investment securities as "held to maturity" in accordance with SFAS No. 115. At June 30, 2000, the Bank's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations,
(iii) local municipal obligations, (iv) mortgage-backed securities, (v) bankers' acceptances, (vi) certificates of deposit, (vii) federal funds, including FHLB overnight and term deposits (up to six months), and (viii) investment grade corporate bonds, commercial paper and mortgage derivative products. See " -- Mortgage-Backed Securities." The Board of Directors may authorize additional investments.

     The Bank's investment securities at June 30, 2000 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States Government or its agencies

     MORTGAGE-BACKED SECURITIES. To supplement lending activities, the Bank has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as us. The Bank's mortgage-backed securities portfolio consists of participations or pass-through certificates issued by the Federal Home Loan Mortgage Corporation (the "FHLMC"), the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA"). GNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while FHLMC and FNMA certificates are guaranteed by those agencies only. The Bank's mortgage-backed securities portfolio was classified as "held to maturity" at June 30, 2000.

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

     As a member of the FHLB of Dallas, the Bank is required to maintain an investment in FHLB stock. At June 30, 2000, the Bank's investment in FHLB stock amounted to $515,692. No ready market exists for such stock and it has no quoted market value.

     The following table sets forth the carrying value of the Bank's investment securities and mortgage-backed portfolio at the dates indicated.

                                                        AT JUNE 30,
                                              ----------------------------
                                                2000                1999
                                              --------            --------
                                                     (IN THOUSANDS)

  U.S. Government agencies...................$    2,725           $   2,725
  Mortgage-backed securities.................     9,489              10,852
  Federal Home Loan Bank stock...............       516                 435
  Municipal securities.......................        12                  30
                                             ----------           ---------
      Total..................................$   12,742           $  14,042
                                             ==========           =========

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment portfolio at June 30, 2000.




                                           ONE YEAR OR LESS        ONE TO FIVE YEARS     FIVE TO TEN YEARS
                                           ----------------     --------------------     -----------------
                                                    WEIGHTED                 WEIGHTED              WEIGHTED
                                           BOOK     AVERAGE      BOOK         AVERAGE     BOOK      AVERAGE
                                           VALUE     YIELD       VALUE         YIELD      VALUE      YIELD
                                           -----     -----       -----        -----      -----      -----
                                                                              (DOLLARS IN THOUSANDS)
Securities held to maturity:
  U.S. Government and agencies.......... $     --       --%      $      --        --%     $   725     6.08%
  Mortgage-backed securities  (1).......       --       --              --        --           --       --
  Municipal securities..................        2     9.50              10      9.50           --       --
                                         --------                 --------                -------
     Total.............................. $      2                 $     10                $   725
                                         ========                 ========                =======


                                         MORE THAN TEN YEARS    TOTAL INVESTMENT PORTFOLIO
                                         -------------------    --------------------------
                                                    WEIGHTED                  WEIGHTED
                                          BOOK      AVERAGE      BOOK         AVERAGE
                                          VALUE      YIELD       VALUE         YIELD
                                          -----      -----       -----         -----


Securities held to maturity:
  U.S. Government and agencies.......... $  2,000   6.75%        $ 2,725       6.51%
  Mortgage-backed securities  (1).......    9,489   7.21           9,489       7.21
  Municipal securities..................       --     --              12       9.50
                                         --------                -------
     Total.............................. $ 11,489                $12,226
                                         ========                =======

_____________
(1) For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated to maturity groups based on the weighted average estimated life of the underlying collateral.

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

     Certificates of deposit in amounts of $100,000 or more totaled $3.3 million or 10.80% of the deposit portfolio. The majority of these certificates represent deposits from long-standing customers. As of June 30, 2000, the Bank had no brokered deposits.

     At June 30, 2000, the Bank's deposits were represented by the various types of savings programs described below.





INTEREST      MINIMUM                                                 MINIMUM      BALANCES IN    PERCENTAGE OF
RATE(1)        TERM                       CATEGORY                    AMOUNT       THOUSANDS      TOTAL DEPOSITS
-------        ----                       --------                    ------       ---------      --------------
2.78%          None                 Passbook accounts              $     500     $  2,027              6.73%
2.37           None                 NOW accounts                         500        2,276              7.56
2.52           None                 Money market accounts              2,500          272               .90
               None                 Other non-interest bearing           100        1,450              4.81

                                    CERTIFICATES OF DEPOSIT
                                    -----------------------

4.07           31 days              Fixed-Term, Fixed-Rate               500           81               .27
4.58           91 days              Fixed-Term, Fixed-Rate               500           40               .13
6.11           5 months             Fixed-Term, Fixed-Rate               500        2,270              7.54
5.83           6 months             Fixed-Term, Fixed-Rate               500        3,991             13.24
6.14           12 months            Fixed-Term, Fixed-Rate               500        5,419             17.99
6.66           13 months            Fixed-Term, Fixed-Rate               500          711              2.36
6.19           15 months            Fixed-Term, Fixed-Rate               500        1,420              4.71
6.24           18 months            Fixed-Term, Fixed-Rate               500          818              2.72
6.35           24 months            Fixed-Term, Fixed-Rate               500          791              2.62
6.56           36 months            Fixed-Term, Fixed-Rate               500        1,355              4.50
6.66           60 months            Fixed-Term, Fixed-Rate               500        7,205             23.92
                                                                                 --------            ------

                                        Total certificates of deposit              24,101             80.00
                                                                                 --------            ------
                                        Total deposits                           $ 30,126            100.00%
                                                                                 ========            ======

__________________
(1)       Indicates weighted average interest rate at June 30, 2000.

     The following table sets forth the Bank's time deposits classified by interest rate at the dates indicated.

                                                                        AT JUNE 30,
                                                                ----------------------------
                                                                  2000                1999
                                                                --------            --------
                                                                        (IN THOUSANDS)

                     2 -  3.99%................................  $       27        $      369
                     4 -  5.99%................................      17,408            25,098
                     6 -  7.99%................................       6,666             3,108
                                                                 ----------        ----------
                          Total ............................... $    24,101        $   28,575
                                                                ===========        ==========




     The following table sets forth the amount and maturities of the Bank's time deposits at June 30, 2000.

                                                                  AMOUNT DUE
                                   ------------------------------------------------------------------------
                                    LESS THAN        ONE TO         TWO TO         AFTER
  RATE                              ONE YEAR        TWO YEARS    THREE YEARS     THREE YEARS         TOTAL
  ----                              --------        ---------    -----------     -----------         -----
                                                                  (IN THOUSANDS)

 2 -  3.99%.....................  $      27       $       --     $       --      $       --       $       27
 4 -  5.99%.....................     11,964            2,074          1,198           2,172           17,408
 6 -  7.99%.....................      5,167              867             95             537            6,666
                                  ---------       ----------     ----------      ----------       ----------
                                  $  17,158       $    2,941     $    1,293      $    2,709       $   24,101
                                  =========       ==========     ==========      ==========       ==========


     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2000.

                                                       CERTIFICATES
           MATURITY PERIOD                              OF DEPOSIT
           ---------------                               ----------
                                                      (IN THOUSANDS)

           Three months or less.......................  $      477
           Over three through six months..............         898
           Over six through 12 months.................       1,062
           Over 12 months.............................         816
                                                        ----------
                 Total................................  $    3,253
                                                        ==========


     BORROWINGS. Advances (borrowings) may be obtained from the FHLB of Dallas to supplement the Bank's supply of lendable funds. Advances from the FHLB of Dallas are typically secured by a pledge of the Bank's stock in the FHLB of Dallas, a portion of the Bank's first mortgage loans and other assets. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. At June 30, 2000, borrowings from the FHLB of Dallas totaled $10.2 million and consisted of five long-term obligations and two short-term obligations totaling $5.7 million and $4.5 million, respectively.

     The following table sets forth certain information regarding the Bank's borrowings.


                                                                        AT OR FOR THE
                                                                     YEAR ENDED JUNE 30,
                                                                ----------------------------
                                                                   2000                1999
                                                                ---------           ---------
                                                                   (DOLLARS IN THOUSANDS)
Amounts outstanding at end of period:
  FHLB advances................................................$   10,159           $   8,090


Weighted average rate paid on:
  FHLB advances................................................     6.217%              5.645%


Maximum amount of borrowings outstanding at any month end:
  FHLB advances................................................    10,159               8,090


Approximate average short-term borrowings outstanding with
  respect to:
  FHLB advances................................................     1,448               1,073


Approximate weighted average rate paid on:
  FHLB advances ...............................................     5.880%              5.739%

PERFORMANCE RATIOS

     The table below sets forth certain performance ratios of the Company at or for the years indicated.


                                                                       AT OR FOR THE
                                                                     YEAR ENDED JUNE 30,
                                                                ----------------------------
                                                                   2000                1999
                                                                ---------           ---------
                                                                   (DOLLARS IN THOUSANDS)
   Return on assets (net earnings divided by
      average total assets)....................................      .3%               * %
   Return on average stockholders' equity (net earnings
      divided by average stockholders' equity).................     2.85              .02
   Dividend payout ratio (dividends declared per share
      divided by net earnings per share).......................      N/A              N/A
   Interest rate spread (combined weighted average
      interest rate earned less combined weighted
      average interest rate cost)..............................     2.39             2.11
   Ratio of average interest-earning assets to
      average interest-bearing liabilities.....................   106.24           105.92
   Ratio of non-interest expense to average total assets.......     2.35             2.41

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

PERSONNEL

     At June 30, 2000, the Bank had 11 full-time and two part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that the Bank's relationship with its employees is good.

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

     The OTS regulations permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may not establish an out-of-state branch unless
(i) the federal association qualifies as a "domestic building and loan association" under ss.7701(a)(19) of the Code and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association and
(ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

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

     REGULATORY CAPITAL REQUIREMENTS. Under OTS capital standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4.0% (or 3.0% if the association is rated composite 1 CAMELS under the OTS examination rating system) of adjusted total assets and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated composite 1 CAMELS under the OTS examination rating system). See " -- Prompt Corrective Regulatory Action." For purposes of this regulation, Tier 1 capital has the same definition as core capital which is defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to the savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken solely as an agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At June 30, 2000, Newport Federal had no such investments.

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

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings association's general loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements, all equity investments and that portion of the association's land loans and non-residential construction loans in excess of an 80% loan-to-value ratio. At June 30, 2000, the Bank had no high ratio land or non-residential construction loans and had no equity investments for which OTS regulations require deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios at origination not exceeding 80% are assigned a risk weight of 50%. Consumer and non-qualifying single family, multi-family and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by FNMA and the FHLMC and the book value of FHLB stock are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. As of June 30, 2000, the Bank's risk-weighted assets were approximately $20.7 million.

     The table below presents the Bank's capital position relative to its various regulatory capital requirements at June 30, 2000.

                                                                PERCENT OF
                                                 AMOUNT         ASSETS (1)
                                                 ------         ----------
                                                  (DOLLARS IN THOUSANDS)

  Tangible capital............................  $   4,245            9.43%
  Tangible capital requirement................        675            1.50
                                                ---------         -------
  Excess......................................  $   3,570            7.93%
                                                =========         =======

  Core capital................................  $   4,245            9.43%
  Core capital requirement....................      1,801            4.00
                                                ---------         -------
  Excess......................................  $   2,444            5.43%
                                                =========         =======

  Total capital (i.e., core and
    supplementary capital) ...................  $   4,341           20.97%
  Risk-based capital requirement..............      1,656            8.00
                                                ---------         -------
  Excess......................................  $   2,685           12.97%
                                                =========         =======
     ________________
(1) Based upon adjusted total assets for purposes of the tangible, core and Tier 1 capital requirements, and risk-weighted assets for purposes of the risk-based capital requirements.

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

     PROMPT CORRECTIVE REGULATORY ACTION. Under FDICIA, the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective provisions. If an institution's ratio of tangible capital to total assets falls below the "critical capital level" established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within specified time periods.

     Under the implementing regulations, the federal banking regulators, including the OTS, generally measure an institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). The following table shows the capital ratios required for the various prompt corrective action categories.


                                                     ADEQUATELY                                   SIGNIFICANTLY
                           WELL CAPITALIZED          CAPITALIZED         UNDERCAPITALIZED        UNDERCAPITALIZED
                           ----------------          -----------         ----------------        ----------------
Total risk-based
    capital ratio           10.0% or more            8.0% or more        Less than 8.0%          Less than 6.0%
Tier 1 risk-based
    capital ratio            6.0% or more            4.0% or more        Less than 4.0%          Less than 3.0%
Leverage ratio               5.0% or more            4.0% or more *      Less than 4.0% *        Less than 3.0%

-----------
*  3.0% if institution has a composite 1 CAMELS rating.

A "critically undercapitalized" savings institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category.

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

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the FHLB System. Upon failure to qualify as a QTL for two years, a savings association must convert to a commercial bank. At June 30, 2000, approximately 83.65% of the Bank's assets were invested in Qualified Thrift Investments.

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

     The FDIC has adopted an assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings is zero and institutions in the lowest risk assessment classification are assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, SAIF-insured institutions, were required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members were assessed for these obligations at the rate of 1.3 basis points. Since December 31, 1999, both BIF and SAIF members are being assessed at the same rate for FICO payments.

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

     LIQUIDITY REQUIREMENTS. The Bank is required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to the Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt and mortgage loans and mortgage-related securities with less than one year to maturity or subject to purchase within one year) in each calendar quarter of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus the average daily balance of short-term borrowings during the preceding calendar quarter. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily liquidity ratio of the Bank for the month of June 2000 was 25.71%.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Dallas, the Bank is required to acquire and hold shares of capital stock in the FHLB of Dallas in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Dallas, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Dallas stock at June 30, 2000, of $516,000. The FHLB of Dallas is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Dallas. As of June 30, 2000, the Bank had $10.2 million in advances and other borrowings from the FHLB of Dallas. See "Sources of Funds-- Borrowings."

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on transaction accounts up to $44.3 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 2000, the Bank met its reserve requirements.

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

     In August 1996, the Code was revised to equalize the taxation of savings institutions and banks. Savings institutions, such as us, no longer have a choice between the percentage of taxable income method and the experience method in determining additions to bad debt reserves. Thrifts with $500 million of assets or less may still use the experience method, which is generally available to small banks currently. Larger thrifts may only take a tax deduction when a loan is actually charged off. Any reserve amounts added after 1987 will be taxed over a six year period beginning in 1996; however, bad debt reserves set aside through 1987 are generally not taxed. A savings institution may delay recapturing into income its post-1987 bad debt reserves for an additional two years if it meets a residential-lending test. This law is not expected to have a material impact on the Bank. At June 30, 2000, the Bank had no post-1987 bad-debt reserves.

     Earnings appropriated to the Bank's bad debt reserve and claimed as a tax deduction including the Bank's supplemental reserves for losses will not be available for the payment of cash dividends or for distribution (including distributions made on dissolution or liquidation), unless the Bank includes the amount in income, along with the amount deemed necessary to pay the resulting federal income tax. If such amount is used for any purpose other than bad debt losses, including a dividend distribution or a distribution in liquidation, it will be subject to federal income tax at the then current rate. Retained earnings at June 30, 2000 included approximately $552,435 for which no deferred Federal income tax liability has been recognized. This amount represents such allocation of income to tax bad debt deduction for income tax purposes.

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

     The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. A 70% dividends received deduction generally applies with respect to dividends received from corporations that are not members of such affiliated group, except that an 80% dividends received deduction applies if the Company owns more than 20% of the stock of a corporation paying a dividend. The above exclusion amounts, with the exception of the affiliated group figure, were reduced in years in which the Bank availed it self of the percentage of taxable income bad debt deduction method.

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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The following table sets forth certain information regarding the Bank's main office which is the Bank's only branch location.


                                                              BOOK VALUE AT                        DEPOSITS AT
                           YEAR           OWNED OR              JUNE 30,         APPROXIMATE        JUNE 30,
                          OPENED           LEASED               2000 (1)       SQUARE FOOTAGE          2000
                          ------           ------             ------------     --------------        -------
                                                   (DOLLARS IN THOUSANDS)

Main Office:                1995            Owned                $1,175             6,000            $30,125

________________
(1)      Cost less accumulated depreciation and amortization.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 2000.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholders'
----------------------------------------------------------------------------
         Matters
         -------

     The Common Stock is listed in the over-the-counter through the OTC "Electronic Bulletin Board" under the symbol "NARK" There are currently 299,943 shares of the Common Stock outstanding. The number of registered holders of Common Stock on September 15, 2000 was 145. The following table sets forth the high and low sales prices for the Common Stock for each quarter during the past two fiscal years. The source for this information was MSN Money Central.


  QUARTER ENDED                       HIGH                      LOW
  -------------                       ----                      ---

  September 30, 1998                 $12.25                    $ 9.50
  December 31, 1998                  $10.00                    $ 9.250
  March 31, 1999                     $10.938                   $ 9.313
  June 30, 1999                      $10.375                   $ 8.313

  September 30, 1999                 $ 8.625                   $ 7.00
  December 31, 1999                  $ 8.625                   $ 6.250
  March 31, 2000                     $ 8.750                   $ 6.78
  June 30, 2000                      $ 8.750                   $ 7.50


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

FORWARD-LOOKING STATEMENTS

     In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Company's market area generally. Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for losses on loans and the effect of certain recent accounting pronouncements.

MARKET RISK DISCLOSURE

     ASSET/LIABILITY MANAGEMENT. The Company's assets and liabilities may be analyzed by examining the extent to which its assets and liabilities are interest-rate sensitive and by monitoring the expected effects of interest rate changes on the Company's net portfolio value.

     An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If assets mature or reprice more quickly or to a greater extent than liabilities, the Company's net portfolio value and net interest income would tend to increase during periods of rising interest rates but decrease during periods of falling interest rates. Conversely, if assets mature or reprice more slowly or to a lesser extent than liabilities, net portfolio value and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates. The Company's policy has been to mitigate the interest rate risk inherent in the historical savings institution business of originating long-term loans funded by short-term deposits by pursuing certain strategies designed to decrease the vulnerability of earnings to material and prolonged changes in interest rates.

     To manage the interest rate risk of this type of loan portfolio, the Bank limits maturities of fixed-rate loans to no more than five years and emphasizes the origination of ARM loans.

     NET PORTFOLIO VALUE. In recent years, the Bank has measured its interest rate sensitivity by computing the "gap" between the assets and liabilities which were expected to mature or reprice within certain time periods, based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the OTS. However, the OTS now measures an institution's interest rate risk by computing the amount by which the net present value of cash flow from assets, liabilities and off-balance sheet items (the institution's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates. These computations estimate the effect on an institution's NPV from instantaneous and permanent 1% to 3% (100 to 300 basis points) increases and decreases in market interest rates. The following table presents the interest rate sensitivity of the Bank's NPV at June 30, 2000, as calculated by the OTS, which is based upon quarterly information that the Bank voluntarily provided to the OTS.




                                 NET PORTFOLIO VALUE                           NPV AS % OF PORTFOLIO VALUE OF ASSETS
      CHANGE             ---------------------------------------               -------------------------------------
      IN RATES           $ AMOUNT        $ CHANGE       % CHANGE               NPV RATIO       BASIS  POINT  CHANGE
      --------           --------        --------       --------               ---------       --------------------
                                 (DOLLARS IN THOUSANDS)

      + 300 bp           $ 3,861         $  (984)           (20)%                  9.0 %                 (174)bp
      + 200 bp             4,261            (585)           (12)                   9.8                    (99)
      + 100 bp             4,590            (255)            (5)                  10.4                    (41)
          0 bp             4,846              --             --                   10.77                    --
      - 100 bp             5,034             188              4                   11.0                     26
      - 200 bp             5,146             300              6                   11.1                     37
      - 300 bp             5,287             442              9                   11.3                     52


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

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

     The following table sets forth certain information relating to the Company's average statement of financial condition and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from quarter-end balances. The Company does not believe that the use of quarter-end balances instead of daily balances has caused any material difference in the information presented.

                                                                                    YEAR ENDED JUNE 30,
                                                      -----------------------------------------------------------------------
                                                                   2000                                     1999
                                                      --------------------------------      ---------------------------------
                                                                              AVERAGE                                 AVERAGE
                                                       AVERAGE                 YIELD/        AVERAGE                   YIELD/
                                                       BALANCE      INTEREST    COST         BALANCE      INTEREST      COST
                                                     ----------    ----------  -------     ----------    ----------   -------
                                                                                 (DOLLARS IN THOUSANDS)

INTEREST-EARNING ASSETS:
  Interest-bearing deposits........................  $    2,171    $       98    4.51%     $    3,116    $      215     6.90%
  Mortgage-backed securities.......................       9,925           644    6.49          11,698           686     5.86
  Investment securities............................       3,226           214    6.63           2,278           138     6.06
  Loans (1)........................................      28,561         2,218    7.77          27,050         2,091     7.73
                                                     ----------    ----------              ----------    ----------
Total interest-earning assets .....................      43,883         3,174    7.24          44,142         3,130     7.09
                                                                   ----------                            ----------
Non-interest-earning assets........................       2,564                                 2,903
                                                     ----------                            ----------
Total assets.......................................  $   46,447                            $   47,045
                                                     ==========                            ==========
INTEREST-BEARING LIABILITIES:
  Deposits.........................................  $   32,616    $    1,519    4.66      $   34,588    $    1,684     4.87
  FHLB advances....................................       8,691           483    5.56           7,086           390     5.50
                                                     ----------    ----------              ----------    ----------
Total interest-bearing liabilities.................      41,307         2,002    4.85          41,674         2,074     4.98
                                                                   ----------                            ----------
Non-interest bearing liabilities...................         186                                   208
                                                     ----------                            ----------
Total liabilities..................................      41,493                                41,882
Stockholders' equity...............................       4,954                                 5,163
                                                     ----------                            ----------
Total liabilities and stockholders' equity.........  $   46,447                            $   47,045
                                                     ==========                            ==========
Net interest income ...............................                $    1,172                            $    1,056
                                                                   ==========                            ==========
Net interest rate spread (2).......................                              2.39%                                  2.11%
                                                                                =====                                =======
Net interest-earning assets........................  $    2,576                            $    2,468
                                                     ==========                            ==========
Net interest margin (3) ...........................                              2.67%                                  2.39%
                                                                                =====                                =======
Ratio of average interest-earning assets to
  average interest-bearing liabilities.............                    106.24%                               105.92%
                                                                   ==========                            ==========

--------------------
(1)      Includes nonaccrual loans.
(2)      Net interest rate spread represents the difference  between the average
         yield   on   interest-earning   assets   and   the   average   rate  on
         interest-bearing liabilities.
(3)      Net interest margin represents net interest income divided by average interest-earning assets.

RATE/VOLUME ANALYSIS

     The table shows certain information regarding changes in the Company's interest income and interest expense for the periods indicated. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume. Changes due to mix (both volume and rate) have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts to the changes in each.


                                                                   YEAR ENDED JUNE 30,
                                         ----------------------------------------------------------------------------
                                             2000        VS.          1999          1999        VS.          1998
                                         ----------------------------------     -------------------------------------
                                                 INCREASE (DECREASE)                     INCREASE (DECREASE)
                                                       DUE TO                                 DUE TO
                                         ----------------------------------     -------------------------------------
                                         VOLUME       RATE         TOTAL         VOLUME       RATE          TOTAL
                                         --------     -------      -------     -------        ------      --------
                                                                     (IN THOUSANDS)
INTEREST-EARNING ASSETS:
  Interest-bearing deposits..............$    (55)    $   (62)     $  (117)    $   (46)       $   94      $     48
  Mortgage-backed securities.............    (110)         68          (42)        313           (21)          292
  Investment securities..................      62          14           76          40             9            49
  Loans..................................     117          10          127         143          (144)           (1)
                                         --------     -------      -------     -------        ------      --------
      Total interest-earning assets......      14          30           44         450           (62)          388
                                         --------     -------      -------     -------        ------      --------

INTEREST-BEARING LIABILITIES:
  Deposits...............................     (94)        (71)        (165)        102           (36)           66
  FHLB advances..........................      89           4           93         244            47           291
                                         --------     -------      -------     -------        ------      --------
      Total interest-bearing
         liabilities ....................      (5)        (67)         (72)        346            11           357
                                         --------     -------      -------     -------        ------      --------
  Increase (decrease) in net interest
    income...............................$     19     $    97      $   116     $   104        $  (73)     $     31
                                         ========     =======      =======     =======        ======      ========


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND JUNE 30, 1999

     Total assets decreased by $2.6 million, or 5.43%, from $47.9 million at June 30, 1999 to $45.4 million at June 30, 2000. The decrease in total assets was primarily due to the $1.3 million, or 9.26%, decrease in held-to-maturity securities, the $1.3 million, or 4.36%, decrease in net loans receivable, the $500,000, or 29.45%, decrease in certificates of deposit at other institutions and the $352,000 decrease in foreclosed real estate, partially offset by a $929,000, or 301.59%, increase in cash and cash equivalents.

     Net loans at June 30, 2000 amounted to $28.3 million, a decrease of $1.3 million from $29.5 million at June 30, 1999. The decrease was attributable to slower than normal loan originations coupled with several large loan payoffs. During the year ended June 30, 2000, the Bank originated $3.7 million in mortgage loans and $1.5 million in consumer loans. The decrease in the held-to-maturity securities portfolio reflects maturities and principal repayments on such securities. The decreased balance of certificates of deposit at other institutions reflects the Company's decision not to renew certain certificates upon maturity due to the Company's higher than normal cash needs as a result of a decrease in deposits.

     Total liabilities decreased by $2.5 million, or 5.89%, from $43.0 million at June 30, 1999 to $40.5 million at June 30, 2000 with the decrease attributable primarily to the $4.6 million decrease in deposits, partially offset by the $2.1 million increase in FHLB advances. The decrease in deposits was primarily attributable to a decrease in certificate of deposit accounts. Deposits in checking and other transactional accounts were comparable year to year. FHLB advances at June 30, 2000 totaled $10.2 million as compared to $8.1 million at June 30, 1999 with the $2.1 million, or 25.58%, increase used to fund loan originations.

     Total stockholders' equity amounted to $4.9 million at June 30, 2000, a $69,000 or 1.40% decrease from June 30, 1999. This decrease was attributable to the approximately $249,000 used to repurchase

30,200 shares of the outstanding shares of Common Stock during the fiscal year, offset by the retention of earnings from the period.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

     NET INCOME. Net income for the year ended June 30, 2000 increased by $140,000 to $141,000 from net income of $1,000 for the year ended June 30, 1999. The increase was due primarily to the combined effects of an increase in net interest income and decreases in the provision for loan losses and non-interest expense.

     NET INTEREST INCOME. Net interest income increased by $117,000, or 11.04%, from $1.0 million for the year ended June 30, 1999 to $1.1 million for the year ended June 30, 2000 with the increase attributable to an increase in the average yield on interest-earning assets and a decrease in the average cost of interest-bearing liabilities, partially offset by a decrease in the average balance of interest-earning assets. The Company's interest rate spread widened by 28 basis points from 2.11% in fiscal year 1999 to 2.39% in fiscal year 2000 due to the combined effects of a 15 basis point increase in the average yield on interest-earning assets and a 13 basis point decrease in the average cost of interest-bearing liabilities. The increased asset yield was primarily due to an increased yield on the Company's adjustable rate mortgage-backed securities portfolio with the 63 basis point increase attributable to higher rates as a result of interest rate increases. The decrease in the average cost of interest-bearing liabilities reflected decreases in deposit rates, partially offset by higher borrowing costs on FHLB advances. Average interest earning assets during fiscal year 2000 amounted to $43.9 million as compared to $44.1 million for fiscal year 1999 with the decrease primarily centered in mortgage-backed securities and, to a lesser extent, interest-bearing deposits at other institutions. Average interest bearing liabilities during fiscal year 2000 amounted to $41.3 million, down from $41.7 million during fiscal year 1999 as the Company utilized FHLB advances to fund loan originations. The ratio of average interest earning assets to average interest-bearing liabilities increased from 105.92% for fiscal year 1999 to 106.24% for fiscal year 2000.

     INTEREST INCOME. Interest income totaled $3.2 million for the year ended June 30, 2000, an increase of $45,000, or 1.44%, from fiscal year 1999's level of $3.1 million. The increase resulted primarily from the increased yield from interest-earning assets (in particular, loans and investment securities). The average yield on the Bank's loan portfolio increased by four basis points from 7.73% in fiscal year 1999 to 7.77% in fiscal year 2000 while the average balance of the loan portfolio increased by $1.5 million from $27.1 million in fiscal year 1999 to $28.6 million in fiscal year 2000. Interest income from mortgage-backed securities and interest bearing deposits declined year to year due to a decrease in the average balance of these investments and, to a lesser extent, a decrease in the average yield on interest-bearing deposits.

     INTEREST EXPENSE. Total interest expense decreased by $71,000, or 3.45%, due to the combined effects of a decreased average balance of deposits and a decrease in the average deposit rate paid, partially offset by increases in the average balance of FHLB advances and a six basis point increase in the average rate paid on such liabilities. Overall, average interest-bearing liabilities decreased by $367,000 from $41.7 million for fiscal 1999 to $41.3 million for fiscal 2000. Interest expense on deposits declined by $164,000 from $1.7 million in fiscal year 1999 to $1.5 million in fiscal year 2000 reflecting the $2.0 million decrease in the average balance of deposits.

     PROVISION FOR LOAN LOSSES. The provision for loan losses decreased by $54,000, or 84.35% from $64,000 for the year ended June 30, 1999 to $10,000 for the year ended June 30, 2000. While management believes that the allowance for loan losses is adequate, there can be no assurance, however, that additional provisions to the allowance for loan losses will not be necessary in the future. The allowance for loan losses as a percentage of net loans at fiscal year end 2000 was .36% comparable to fiscal year end 1999.

     NON-INTEREST INCOME. Non-interest income totaled $143,000 for the year ended June 30, 2000, a decrease of $5,000, or 3.52%, from $148,000 for the year ended June 30, 1999.

     NON-INTEREST EXPENSE. Non-interest expense decreased by $42,000 or 3.73%, from the prior year. Decreased levels of other expenses, legal and professional fees and federal deposit insurance premiums, partially offset by increases in salaries and employee benefit, furniture and equipment expense and data processing fees accounted for the net decrease. Other expense totaled $211,000 for fiscal year 2000, down from $276,000 for fiscal year 1999, for a decrease of $65,000.

The decrease was primarily attributable to the absence of certain nonrecurring expense items in fiscal year 2000. Other expense for fiscal year 1999 had included a $55,000 write-down in the carrying value of the remaining piece of the real estate on which the Bank's former headquarters had been located. During the second quarter of fiscal 1999, the Bank sold the property that had formerly housed its main office but retained an adjacent lot. During the third quarter of fiscal 1999, the Bank accepted an offer to purchase the lot at a price below its then carrying value. Although such purchase was ultimately not consummated, the Bank reduced its carrying value to the offer price to reflect the market value. Such reduction in value amounted to $55,000. In fiscal year 1999, the Bank also recorded an additional reduction in the carrying value of its interest in a piece of real estate owned acquired through foreclosure by an additional $50,000 to reflect further reductions in the estimated market value of the property. This property was sold in the last quarter of fiscal year 2000 and resulted in a loss of $43,000. Legal and professional fees decreased by $12,000, or 8.94%, from $129,000 in fiscal year 1999 to $117,000 in fiscal year 2000. The higher level of legal and accounting expenses in fiscal year 1999 reflected additional professional fees incurred as a result of the termination of the Company's former accountant and the appointment of a successor. Salaries and employee benefit expenses increased by $17,000, or 3.64%, from $469,000 for fiscal year 1999 to $486,000 for fiscal year 2000 reflecting general salary increases.

     INCOME TAX EXPENSE. Income tax expense increased by $68,000 from $5,000 for fiscal year 1999 to $73,000 for fiscal year 2000. The increase in income tax expense is due directly to the increased level of earnings during fiscal year 2000. The effective tax rates for fiscal years 2000 and 1999 were 34.02% and 86.75%, respectively. The variations in the effective tax rate are attributable to the composition of the income base, the amount of tax exempt income, non-deductible expenses and the related impact of these items relative to net income.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings. The required ratio currently is 4% and the Bank's liquidity ratio for the month ended June 30, 2000 was 25.71%.

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

     The Bank is subject to federal regulations that impose certain minimum capital requirements. At June 30, 2000 the Bank was in compliance with all applicable capital requirements.

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

RECENT  PRONOUNCEMENTS

     The FASB recently adopted SFAS 133, "Accounting for Derivative Financial Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, may be adopted early for periods beginning after issuance of the Statement and may not be adopted retroactively. The Company did not adopt SFAS 133 early.
Management believes that the adoption of SFAS 133 will not have a material impact on the Company's financial statements.

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

       ITEM 7.  FINANCIAL STATEMENTS
       -----------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          Page
                                                          ----

Independent Accountants' Reports...........................36

Consolidated Financial Statements

         Balance Sheets....................................37
         Statements of Income..............................38
         Statements of Changes in Stockholders' Equity.....39
         Statements of Cash Flows..........................40
         Notes to Consolidated Financial Statements........41

                     [LETTERHEAD OF BAIRD, KURTZ & DOBSON]


                         Independent Accountants' Report
                         -------------------------------


Board of Directors
North Arkansas Bancshares, Inc.
Newport, Arkansas


     We have audited the accompanying consolidated balance sheets of NORTH ARKANSAS BANCSHARES, INC. as of June 30, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NORTH ARKANSAS BANCSHARES, INC. as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                           /s/ Baird, Kurtz & Dobson

Little Rock, Arkansas
July 28, 2000

                         NORTH ARKANSAS BANCSHARES, INC.

                           CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 2000 AND 1999


                                           ASSETS

                                                                           2000                  1999
                                                                           ----                  ----

   Cash and due from banks                                        $       140,300        $       224,093
   Interest bearing deposits in other financial institutions            1,096,221                 83,814
                                                                   --------------         --------------
     Cash and cash equivalents                                          1,236,521                307,907

   Certificates of deposit in other financial institutions              1,198,000              1,698,000
   Held-to-maturity securities                                         12,741,700             14,042,074

   Loans receivable, net                                               28,251,774             29,539,448

   Premises and equipment, net                                          1,368,767              1,412,301
   Foreclosed assets held for sale, net                                    26,322                378,560
   Interest receivable                                                    321,787                330,729
   Other assets                                                           214,230                253,078
                                                                   --------------         --------------

       Total Assets                                               $    45,359,101        $    47,962,097
                                                                   ==============         ==============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Deposits                                                       $    30,125,720        $    34,679,628
   Federal Home Loan Bank advances                                     10,158,957              8,089,501
   Accrued interest and other liabilities                                 200,804                249,961
                                                                   --------------         --------------
       Total Liabilities                                               40,485,481             43,019,090
                                                                   --------------         --------------

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 a share,  authorized
     9,000,000 shares;  303,100 and 333,270 shares issued
     and outstanding at June 30, 2000 and 1999, respectively                3,031                  3,333
   Additional paid-in capital                                           2,656,357              2,907,754
   Retained earnings, substantially restricted                          2,432,418              2,291,647
   Unearned ESOP shares                                                  (207,368)              (236,992)
                                                                   --------------         --------------
                                                                        4,884,438              4,965,742

   Unearned MRP Shares, 2000 - 1,136 shares; 1999 - 2,271 shares          (10,818)               (22,735)
                                                                   --------------         --------------
       Total Stockholders' Equity                                       4,873,620              4,943,007
                                                                   --------------         --------------

       Total Liabilities and Stockholders' Equity                  $   45,359,101         $   47,962,097
                                                                   ==============         ==============

See Notes to Consolidated Financial Statements

                         NORTH ARKANSAS BANCSHARES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                       YEARS ENDED JUNE 30, 2000 AND 1999

                                                            2000                 1999
                                                            ----                 ----
INTEREST INCOME
     Loans                                            $   2,218,925         $   2,090,860
     Deposits in other financial institutions                97,838               215,099
     Mortgage-backed securities                             643,512               685,895
     Investment securities                                  214,207               137,526
                                                       ------------          ------------
         Total Interest Income                            3,174,482             3,129,380
                                                       ------------          ------------

INTEREST EXPENSE
     Deposits                                             1,519,475             1,683,603
     Federal Home Loan Bank advances                        482,615               389,930
                                                       ------------          ------------
         Total Interest Expense                           2,002,090             2,073,533
                                                       ------------          ------------

NET INTEREST INCOME                                       1,172,392             1,055,847

PROVISION FOR LOAN LOSSES                                    10,000                63,887
                                                       ------------          ------------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES
                                                          1,162,392               991,960
                                                       ------------          ------------

NON-INTEREST INCOME - OTHER                                 142,540               147,746
                                                       ------------          ------------

NON-INTEREST EXPENSE
     Salaries and employee benefits                         486,315               469,253
     Legal and professional fees                            117,264               128,775
     Data processing fees                                   134,773               125,624
     Federal insurance expense                               16,398                19,518
     Occupancy expense                                       79,954                78,558
     Furniture and equipment expense                         45,824                36,069
     Other expense                                          211,047               276,120
                                                       ------------          ------------
         Total Non-Interest Expense                       1,091,575             1,133,917
                                                       ------------          ------------

INCOME BEFORE INCOME TAXES                                  213,357                 5,789

PROVISION FOR INCOME TAXES                                   72,586                 5,022
                                                       ------------          ------------

NET INCOME                                            $     140,771         $         767
                                                       ============          ============

BASIC AND DILUTED EARNINGS PER COMMON
   SHARE                                              $        .47          $         .00
                                                       ===========           ============

See Notes to Consolidated Financial Statements

                      NORTH ARKANSAS BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                       YEARS ENDED JUNE 30, 2000 AND 1999

                                                     Additional                Unearned
                                         Common        Paid-       Retained      ESOP        Unearned
                                          Stock      In Capital    Earnings     Shares       MRP Shares      Total
                                        ---------    ----------    --------    ---------     ----------      ------

BALANCE, JUNE 30, 1998                 $     3,703  $ 3,298,267   $ 2,290,880  $(266,616)    $            $ 5,326,234

LOAN PRINCIPAL
   REPAYMENT FOR
   EMPLOYEE STOCK
   OWNERSHIP PLAN                                                                 29,624                       29,624

REPURCHASE 37,030 SHARES
   OF COMMON STOCK                            (370)    (389,657)                                             (390,027)

REPURCHASE OF 3,300
   SHARES UNDER MRP PLAN                                                                         (34,653)     (34,653)

ISSUANCE OF 1,135 SHARES
   UNDER MRP PLAN                                          (856)                                  11,918       11,062

NET INCOME                                                                767                                     767
                                       -----------  -----------   -----------  ---------     -----------  -----------

BALANCE, JUNE 30, 1999                       3,333    2,907,754     2,291,647   (236,992)        (22,735)   4,943,007
                                       -----------  -----------   -----------  ---------     -----------  -----------

LOAN PRINCIPAL
   REPAYMENT FOR
   EMPLOYEE STOCK
   OWNERSHIP PLAN                                                                 29,624                       29,624

REPURCHASE 30,200 SHARES
   OF COMMON STOCK                            (302)    (248,843)                                             (249,145)

ISSUANCE OF 1,135 SHARES
   UNDER MRP PLAN                                        (2,554)                                  11,917        9,363

NET INCOME                                                            140,771                                 140,771
                                       -----------  -----------   -----------  ---------     -----------  -----------

BALANCE, JUNE 30, 2000                 $     3,031  $ 2,656,357   $ 2,432,418  $(207,368)$   $   (10,818) $ 4,873,620
                                       ===========  ===========   ===========  =========     ===========  ===========


See Notes to Consolidated Financial Statements

                         NORTH ARKANSAS BANCSHARES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       YEARS ENDED JUNE 30, 2000 AND 1999

                                                                                  2000                  1999
                                                                                  ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                $    140,771          $        767
   Items not requiring (providing) cash:
     Depreciation and amortization                                                 61,842                65,729
     Amortization of premiums and discounts on securities                          33,988                37,787
     Loss (gain) on sale of real estate owned                                      42,989                   (79)
     Loss on sale of premises and equipment                                                               5,946
     Provision for loan losses                                                     10,000                63,887
     FHLB stock dividends                                                         (34,000)              (19,700)
   Changes in:
     Deferred income taxes                                                         40,479               (45,725)
     Provision for foreclosed asset                                                                      50,000
     Impairment loss on premises and equipment                                                           54,988
     Management recognition plan expense                                            9,363                11,062
     Release of unearned ESOP shares                                               29,624                29,624
     Interest receivable                                                            8,942               (17,307)
     Other assets                                                                   2,091                83,883
     Accrued interest and other liabilities                                       (57,851)              127,759
                                                                              -----------           -----------
       Net cash provided by operating activities                                  288,238               448,621
                                                                              -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net repayments (originations) of loans                                       1,251,352            (1,790,957)
   Purchase of premises and equipment                                             (13,336)               (5,766)
   Proceeds from the sale of foreclosed assets                                    335,571
   Proceeds from maturities and principal repayments of held-to-
     maturity securities                                                        1,347,586             6,612,344
   Purchases of held-to-maturity securities                                       (47,200)           (9,429,478)
   Net decrease in certificates of deposit in other financial
     institutions                                                                 500,000               292,000
   Purchase of loans                                                                                 (2,017,221)
                                                                              -----------           -----------
       Net cash provided by (used in) investing activities                      3,373,973            (6,339,078)
                                                                              -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand, NOW, and savings accounts                (4,553,908)              408,964
   Net increase in FHLB advances                                                2,069,456             4,119,976
   Repurchase of common stock                                                    (249,145)             (390,027)
   Repurchase of common stock under MRP Plan                                                            (34,653)
       Net cash (used in) provided by financing activities                     (2,733,597)            4,104,260
                                                                              -----------           -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  928,614            (1,786,197)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      307,907             2,094,104
                                                                              -----------           -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                       $  1,236,521          $    307,907
                                                                              ===========           ===========

See Notes to Consolidated Financial Statements

                         NORTH ARKANSAS BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

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

                             JUNE 30, 2000 AND 1999

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

LOANS
-----

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

                             JUNE 30, 2000 AND 1999

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ALLOWANCE FOR LOAN LOSSES (CONTINUED)
------------------------------------

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

     Activity in the allowance for losses on foreclosed assets was as follows:

                                                 2000               1999
                                                 ----               ----

       Balance, beginning of year             $    50,000         $
       Provision charged to expense                                    50,000
       Charge-offs, net of recoveries             (50,000)
                                               ----------         -----------

       Balance, end of year                   $         0         $    50,000
                                               ==========          ==========

                         NORTH ARKANSAS BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

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

EARNINGS PER SHARE
------------------

     Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period. The weighted average shares outstanding in June 30, 2000 and 1999, have been adjusted for weighted average unearned ESOP shares of 23,700 and 26,662, respectively.

     The computation of per share earnings is as follows:

                                                  2000                1999
                                                  ----                ----

       Net Income                           $     140,771       $         767
                                             ============        ============

       Average common shares outstanding          297,898             332,354
                                             ------------        ------------

       Effect of dilutive securities
         Stock options                                 --                  --
         MRP shares                                    --                  --

       Average diluted common shares              297,898             332,354
                                             ============        ============

       Basic earnings per share             $         .47       $         .00
                                             ============        ============

       Diluted earnings per share           $         .47       $         .00
                                             ============        ============

                         NORTH ARKANSAS BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
------------------------------------------

     The FASB recently adopted SFAS 133, "Accounting for Derivative Financial Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, may be adopted early for periods beginning after issuance of the Statement and may not be adopted retroactively. The Company did not adopt SFAS 133 early.
Management believes that the adoption of SFAS 133 will not have a material impact on the Company's financial statements.

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

                         NORTH ARKANSAS BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

NOTE 2: INVESTMENT SECURITIES

     The  amortized  cost  and  approximate   fair  value  of   held-to-maturity
securities are as follows:

                                                                          June 30, 2000
                                          --------------------------------------------------------------------------
                                                                    Gross              Gross            Approximate
                                               Amortized          Unrealized         Unrealized             Fair
                                                  Cost               Gains            (Losses)              Value
                                               ---------          ----------         ----------         ------------

U.S. Government Agencies                  $       2,725,000    $                    $    (206,632)   $       2,518,368
State and Political Subdivisions                     12,500                                                     12,500
Mortgage-backed securities                        9,488,508          18,924              (411,531)           9,095,901
Other securities                                    515,692                                                    515,692
                                            ---------------      ----------          ------------      ---------------
                                          $      12,741,700    $     18,924         $    (618,163)   $      12,142,461
                                            ===============      ==========          =============     ===============


                                                                          June 30, 1999
                                          ------------------------------------------------------------------------------
                                                                    Gross              Gross            Approximate
                                               Amortized          Unrealized         Unrealized             Fair
                                                 Cost                Gains            (Losses)             Value
                                               ---------          ----------         ----------         ------------

U.S. Government Agencies                  $       2,725,000    $                    $    (110,019)   $       2,614,981
State and Political Subdivisions                     30,000                                                     30,000
Mortgage-backed securities                       10,852,582          24,421              (311,043)          10,565,960
Other securities                                    434,492                                                    434,492
                                            ---------------      ----------          ------------      ---------------
                                          $      14,042,074    $     24,421         $    (421,062)    $     13,645,433
                                            ===============      ==========          ============      ===============

                         NORTH ARKANSAS BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

NOTE 2: INVESTMENT SECURITIES (CONTINUED)

     Maturities of held-to-maturity securities at June 30, 2000:

                                                                                                  Approximate
                                                                             Amortized                Fair
                                                                                Cost                 Value
                                                                             ---------            ------------

       One year or less                                                   $         2,500        $         2,500
       After one year through five years                                           10,000                 10,000
       After five years through ten years                                         725,000                686,488
       After ten years                                                          2,000,000              1,831,880
       Mortgage-backed securities not due on a single                           9,488,508              9,095,901
         maturity date
       Other                                                                      515,692                515,692
                                                                           --------------         --------------

                                                                          $    12,741,700        $    12,142,461
                                                                           ==============         ==============

     The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $995,000 at June 30, 2000 and 1999. The fair value of these securities approximated book value.

     As a member of the Federal Home Loan Bank System ("FHLB"), the Company is required to maintain an investment ($515,692 and $434,492 at June 30, 2000 and 1999, respectively, included in other held-to-maturity securities) in the capital stock of the Federal Home Loan Bank in an amount equal to 1% of its outstanding home loans. No ready market exists for such stock and it has no quoted market value.

     The  amortized  cost  and  approximate  fair  values  of   held-to-maturity
mortgage-backed securites are as follows as of June 30, 2000.

                                                            Gross                 Gross              Approximate
                                    Amortized             Unrealized            Unrealized               Fair
                                       Cost                 Gains                (Losses)               Value
                                    ---------             ----------            ----------           -----------
GNMA                              $     5,429,263         $                    $   (217,258)     $      5,212,005
FHLMC                                   1,559,341              12,055               (71,001)            1,500,395
FNMA                                    2,499,904               6,869              (123,272)            2,383,501
                                   --------------          ----------           -----------        --------------

                                  $     9,488,508         $    18,924          $   (411,531)     $      9,095,901
                                   ==============          ==========           ===========        ==============

                         NORTH ARKANSAS BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999


NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES

     Categories of loans at June 30, 2000 and 1999, include:

                                                                                2000                  1999
                                                                                ----                  ----

       First mortgage loans                                               $    24,248,886       $    25,413,251
       Loans to depositors, secured by savings                                    603,719               746,294
       Property improvement loans                                                 331,278               381,595
       Consumer loans                                                           2,460,561             2,514,784
       Commercial loans                                                           712,973               589,479
                                                                           --------------        --------------
         Total loans                                                           28,357,417            29,645,403
       Less: Unearned discounts on loans purchased                                  4,678                 1,192
           Net deferred loan fees                                                     147                    28
           Allowance for loan losses                                              100,818               104,735
                                                                           --------------        --------------

         Net Loans                                                        $    28,251,774       $    29,539,448
                                                                           ==============        ==============

     Activity in the allowance for loan losses was as follows:

                                                                                2000                  1999
                                                                                ----                  ----

       Balance, beginning of year                                           $    104,735          $    188,869
         Losses charged off                                                      (13,917)             (148,021)
         Provision for loan losses                                                10,000                63,887
                                                                             -----------           -----------

       Balance, end of year                                                 $    100,818          $    104,735
                                                                             ===========           ===========

     Impaired loans totaled $261,300 and $144,640 at June 30, 2000 and 1999, respectively. An allowance for loan losses of $32,857 and $20,224 relates to impaired loans of $261,300 and $144,640 at June 30, 2000 and 1999, respectively.

     Interest of $19,430 and $9,176 was recognized and received on average impaired loans of $244,084 and $145,705 for 2000 and 1999.

                         NORTH ARKANSAS BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999


NOTE 4: PREMISES AND EQUIPMENT

     Major classifications of premises and equipment, stated at cost, are as follows:

                                                                                2000                  1999
                                                                                ----                  ----

       Land                                                                 $      225,578        $      225,578
       Buildings and improvements                                                1,153,802             1,153,802
       Furniture, fixtures and equipment                                           236,580               223,244
                                                                             -------------         -------------
                                                                                 1,615,960             1,602,624
       Less accumulated depreciation                                               247,193               190,323
                                                                             -------------         -------------

           Net premises and equipment                                       $    1,368,767        $    1,412,301
                                                                             =============         =============

     During 1999, the Company sold real property that was formerly being utilized as their main bank location and recognized a loss of $5,946. In addition, the Company obtained an option to sell an adjacent lot for $95,000 with a net book value of $149,988. An impairment loss of $54,988 was recognized during 1999 and is included in other non-interest expense on the income statement.


NOTE 5: DEPOSITS

     Deposits consist of the following at June 30, 2000 and 1999:

                                                                                2000                  1999
                                                                                ----                  ----

   Money market                                                            $      271,450        $      260,857
   NOW accounts (2.34% and 2.35% in 2000 and 1999,
     respectively)                                                              2,276,084             2,438,592
   Passbook accounts (2.74% and 2.75% in 2000 and 1999,
     respectively)                                                              2,027,256             2,100,624
   Other non-interest bearing/checking                                          1,450,113             1,304,572
                                                                            -------------         -------------
                                                                                6,024,903             6,104,645
                                                                            -------------         -------------
   Certificates
     3.00% to 3.99%                                                                27,095               368,862
     4.00% to 4.99%                                                             5,594,423            12,336,392
     5.00% to 5.99%                                                            11,813,185            12,761,889
     6.00% to 6.99%                                                             6,666,114             3,107,840
                                                                            -------------         -------------
                                                                               24,100,817            28,574,983
                                                                            -------------         -------------

         Total                                                             $   30,125,720        $   34,679,628
                                                                            =============         =============

   Weighted average cost of deposits                                                4.8%                  4.6%
                                                                                =======               =======

                         NORTH ARKANSAS BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999


NOTE 5: DEPOSITS (CONTINUED)

     Interest bearing time deposits in denominations of $100,000 or more were $3,253,000 on June 30, 2000, and $4,339,000 on June 30, 1999.

     At June 30, 2000 the scheduled maturities of certificates of deposit are approximately as follows:

                                                        2000
                                                        ----

       2001                                      $     17,157,344
       2002                                             2,941,286
       2003                                             1,292,917
       2004                                             1,721,704
       2005 and thereafter                                987,566
                                                  ---------------

                                                 $     24,100,817
                                                  ===============

NOTE 6:         FEDERAL HOME LOAN BANK ADVANCES

     Federal Home Loan Bank advances consist of the following:

                                                              2000                1999
                                                              ----                ----

       FHLB note, 5.07%, demand                        $                     $    2,200,000
       FHLB note, 5.70%, due August 1, 2003                     65,732               84,609
       FHLB note, 5.84%, due August 13, 2003                 1,466,507            1,485,871
       FHLB note, 5.89%, due August 13, 2003                 1,466,354            1,486,003
       FHLB note, 5.86%, due March 1, 2008                   1,234,513            1,356,827
       FHLB note, 5.86%, due February 24, 2003               1,455,851            1,476,191
       FHLB note, 6.67%, demand                              4,220,000
       FHLB note, 6.68%, demand                                250,000
                                                        --------------        -------------

              Total FHLB advances                      $    10,158,957       $    8,089,501
                                                        ==============        =============

                         NORTH ARKANSAS BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999


NOTE 6: FEDERAL HOME LOAN BANK ADVANCES (CONTINUED)

     Aggregate annual maturities of FHLB advances at June 30, 2000 are:

       Year                       Amount
       ----                       ------
       2001                 $      4,683,048
       2002                          225,354
       2003                        1,626,073
       2004                        2,957,426
       2005                          163,838
       Thereafter                    503,218
                             ---------------

                            $     10,158,957
                             ===============

     FHLB requires the Company to maintain collateral equal to outstanding balances of advances. FHLB values mortgage loans free of other pledges, liens and encumbrances at 80% of their fair value, and investment securities free of other pledges, liens and encumbrances at 95% of their fair value.


NOTE 7: REGULATORY MATTERS

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

                         NORTH ARKANSAS BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

NOTE 7: REGULATORY MATTERS (CONTINUED)

     As of June 30, 2000, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts and ratios as of June 30, 2000 and 1999, are also presented in the table.

                                                                                                 To Be Well Capitalized
                                                                   For Capital Adequacy          Under Prompt Corrective
                                         Actual                         Purposes                    Action Provisions
                                         ------                  -----------------------         ----------------------
                                    Amount        Ratio          Amount            Ratio          Amount          Ratio
                                    ------        -----          ------            -----          ------          -----
As of June 30, 2000:
Total Capital (to Risk
  Weighted Assets)               $   4,341,000    21.0%         $   1,656,000       8.0%       $   2,070,000      10.0%

Tier I Capital (to Risk
  Weighted Assets)                   4,245,000    20.5%               828,000       4.0%           1,242,000       6.0%

Tier I Capital (to Average
  Assets)                            4,245,000     9.4%             1,801,000       4.0%           2,251,000       5.0%

As of June 30, 1999:
Total Capital (to Risk
  Weighted Assets)               $   4,207,000    19.4%         $   1,733,000       8.0%       $   2,166,000      10.0%

Tier I Capital (to Risk
  Weighted Assets)                   4,102,000    18.9%               866,000       4.0%           1,300,000       6.0%

Tier I Capital (to Average
  Assets)                            4,102,000     8.8%             1,858,000       4.0%           2,322,000       5.0%

                         NORTH ARKANSAS BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

NOTE 7: REGULATORY MATTERS (CONTINUED)

     The Bank's risk-based capital amounts at June 30, 2000 and 1999 are presented below.

                                                                                2000                  1999
                                                                                ----                  ----
       Tier 1 capital
         Stockholders' equity                                             $     4,311,000       $     4,173,000
         Intangible assets                                                        (66,000)              (71,000)
                                                                           --------------        --------------
           Total Tier 1 capital                                                 4,245,000             4,102,000
                                                                           --------------        --------------

       Tier 2 capital
         Qualifying allowance for loan losses                                      96,000               105,000
                                                                           --------------        --------------
           Total Tier 2 capital                                                    96,000               105,000
                                                                           --------------        --------------

           Total risk-based capital                                       $     4,341,000       $     4,207,000
                                                                           ==============        ==============

           Risk weighted assets                                           $    20,704,000       $    21,660,000
                                                                           ==============        ==============

     The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At June 30, 2000, $138,000 of retained earnings were available for dividend declaration without prior regulatory approval.


NOTE 8: INCOME TAXES

     The Company files a consolidated federal income tax return. In computing federal income taxes for taxable years prior to July 1, 1986, the Bank has been allowed an 8% deduction from otherwise taxable income as a statutory bad debt deduction, subject to limitations based on aggregate loans and savings balances. In August 1996, this statutory bad debt deduction was repealed and is no longer available for thrifts. In addition, bad debt reserves accumulated after 1987, which are presently included as a component of the net deferred tax liability, must be recaptured in future years. The amount of bad debt reserves accumulated since 1987 in excess of the statutory bad debt reserve was zero at June 30, 2000.

     As of June 30, 2000, and 1999, retained earnings included approximately $552,435 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $211,527 at June 30, 2000 and 1999.

                         NORTH ARKANSAS BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999


NOTE 8: INCOME TAXES (CONTINUED)

     The provision for income taxes consists of:

                                                       2000              1999
                                                       ----              ----

Taxes currently payable                              $ 32,107          $ 50,747
Deferred income taxes                                  40,479           (45,725)
                                                     --------          --------

                                                     $ 72,586          $  5,022
                                                     ========          ========

     The tax effects of temporary differences related to deferred taxes included in other liabilities and other assets on the June 30, 2000 and 1999, balance sheets are:

                                                            2000         1999
                                                            ----         ----
Deferred tax assets:
    Net operating loss carryforwards-state               $  15,607    $  19,074
    Contribution carryforwards                               5,993        9,323
    Allowance for losses on loans                           38,603       40,103
    Valuation of foreclosed assets                                       19,145
    Impairment of premises and equipment                    20,970       21,055
    Deferred compensation                                                 4,237
    Other                                                      903          903
                                                         ---------    ---------
                                                            82,076      113,840
                                                         ---------    ---------

Deferred tax liabilities:
    Accumulated depreciation                               (27,276)     (29,600)
    Prepaid insurance                                       (7,949)      (9,973)
    FHLB stock dividends                                   (55,077)     (42,059)
    Other                                                     (468)        (423)
                                                         ---------    ---------
                                                           (90,770)     (82,055)
                                                         ---------    ---------

                Net deferred tax asset (liability)       $  (8,694)   $  31,785
                                                         =========    =========

                         NORTH ARKANSAS BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

NOTE 8: INCOME TAXES (CONTINUED)

     A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                                             2000         1999
                                                             ----         ----

Computed at the statutory rate (34%)                       $ 72,541     $  1,968

Increase (decrease) resulting from:
    State income taxes - net of federal tax benefit           3,437
    Non-deductible expenses                                     785          328
    Other                                                     6,459        2,726
    Graduated rates                                         (10,636)
                                                           --------     --------

Actual tax provision                                       $ 72,586     $  5,022
                                                           ========     ========


NOTE 9: TRANSACTIONS WITH RELATED PARTIES

     At June 30, 2000 and 1999, the Company had loans outstanding to executive officers, directors and companies in which the Company's executive officers or directors were principal owners, in the amount of $693,634 and $954,848, respectively.

     A reconciliation of the activity in these loans for the years ended June 30, 2000 and 1999, is as follows:

                                                      2000              1999
                                                      ----              ----
Balance, beginning of year                         $ 954,848          $ 939,697
Loans originated                                     152,300            197,915
Loans paid                                          (413,514)          (182,764)
                                                   ---------          ---------

Balance, end of year                               $ 693,634          $ 954,848
                                                   =========          =========

     In management's opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management's opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.

                         NORTH ARKANSAS BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

NOTE 10: ADDITIONAL CASH FLOW INFORMATION

                                                           2000         1999
                                                           ----         ----
Noncash Investing and Financing Activities
------------------------------------------
   Sale and financing of foreclosed assets             $            $     8,597
   Real estate acquired in settlement of loans             26,322         8,518
   Sale and financing of premises and equipment                          95,000

Additional Cash Payment Information
-----------------------------------
   Interest paid                                        2,005,759     2,053,791
   Income taxes paid (received)                            75,353       (66,406)

NOTE 11: SIGNIFICANT ESTIMATES AND CONCENTRATIONS

     Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the footnote regarding loans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk.


NOTE 12: COMMITMENTS AND CREDIT RISK

     The Company grants commercial, residential and consumer loans to customers in Northeast Arkansas. Although the Company has a diversified loan portfolio, first mortgage loans on 1-4 family residences in Jackson County, Arkansas comprised approximately 73% and 76% of the loan portfolio as of June 30, 2000 and 1999, respectively.

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

                         NORTH ARKANSAS BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

NOTE 12: COMMITMENTS AND CREDIT RISK (CONTINUED)

     At June 30, 2000 and 1999, the Bank had outstanding commitments to originate loans aggregating approximately $55,000 and $350,000, respectively. The commitment extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to zero and $218,000 at June 30, 2000 and 1999, respectively, with the remainder at floating market rates.

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

     The Company had granted unused lines of credit to borrowers aggregating approximately $263,636 and $83,554 for commercial and open-end consumer lines at June 30, 2000 and 1999, respectively.


NOTE 13: BENEFIT PLANS

PENSION PLAN
------------

     The Company is a participant in a multi-employer pension plan covering substantially all employees. As a member of a multi-employer pension plan, disclosures of plan assets and liabilities for individual employers are not required or practicable. The retirement plan's actuarial value is such that no contributions were required in 2000 or 1999.

DIRECTOR'S RETIREMENT PLAN
--------------------------

Effective May 29, 1997, the Company adopted a retirement plan for directors. Participants in the plan are individuals who serve on the Company's board on or after the effective date. The Company contributed $22,498 and zero to the plan in 2000 and 1999, respectively, based on a defined performance factor. The Company plans to contribute additional amounts to the plan each year based on a defined performance factor. During 1999, the Plan was amended to eliminate the 1999 contribution.

                         NORTH ARKANSAS BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

NOTE 13: BENEFIT PLANS (CONTINUED)

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

     A committee consisting of members of the Company's Board of Directors administers the Plan. Under the Plan, the committee can award up to 7,406 shares of the Company's common stock to selected directors, officers and employees. As of June 30, 2000, 3,406 shares have been awarded. The awards vest 33 1/3% on the effective date with the remaining awards vesting at 33 1/3% each of the two years of service after that date. Compensation expense is recognized based on the Company's stock price on the date the shares were vested. The Company recognized $9,363 and $11,062, of expense under the MRP in 2000 and 1999, respectively. During 1999, 3,300 shares to be issued under the MRP were purchased on the open market by the Company for $34,653.

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

                         NORTH ARKANSAS BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999


NOTE 13: BENEFIT PLANS (CONTINUED)

STOCK OPTION AND INCENTIVE PLAN (CONTINUED)
-------------------------------------------

     The table below summarizes transactions under the Company's stock option plan:

                                                             2000                               1999
                                                    -------------------------          ---------------------------
                                                                    Weighted-                            Weighted-
                                                                     Average                              Average
                                                                     Exercise                            Exercise
                                                    Shares            Price             Shares             Price
                                                    ------          ---------           ------           ---------

Outstanding, Beginning of Year                        20,442          $ 9.75
    Granted                                                                              20,442           $ 9.75
    Exercised
    Forfeited
                                                    --------           -----           --------            -----
Outstanding, End of Year                              20,442          $ 9.75             20,442           $ 9.75
                                                    ========           =====           ========            =====

Options Exercisable, End of Year                      20,442          $ 9.75             20,442           $ 9.75
                                                    ========           =====           ========            =====


     The fair value of each option granted is estimated on the date of the grant using the Black-Scholes pricing model with the following weighted-average assumptions:

                                                                    2000                  1999
                                                                    ----                  ----

   Dividends per share                                              N/A                $   0.00
   Risk-free interest rate                                                                 6.00
   Expected life of options                                                               10 years
   Expected stock price volatility                                                        15.00%
   Weighted-average fair value of options
     Granted during year                                                               $   4.52

                         NORTH ARKANSAS BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

NOTE 13: BENEFIT PLANS (CONTINUED)

STOCK OPTION AND INCENTIVE PLAN (CONTINUED)
-------------------------------------------

     The following table summarizes information about stock options under the Plan outstanding at June 30, 2000:

                                           Options Outstanding                         Options Exercisable
                                    ------------------------------------        ------------------------------------
                                                        Weighted Average                           Weighted Average
      Range of Exercise                Number              Remaining              Number               Exercise
            Prices                  Outstanding         Contractual Life        Exercisable             Price
     --------------------           -----------         ----------------        -----------             -----

            $ 9.75                     20,442               9 years               20,442         $ 9.75

     The Company applies APB Opinion 25 and related interpretations in accounting for the plans, and no compensation cost has been recognized. If the Company had elected to recognize compensation cost based on the fair value of the options granted, net income and earnings per share would have been reduced as indicated below:

                                                         2000         1999
                                                         ----         ----

Net income - as reported                                  N/A           767
Net income (loss) - proforma                                        (56,252)
Diluted earnings per share - as reported                               .00
Diluted earnings (loss) per share - proforma                          (.17)

     The above proforma amounts include only the effect of 2000 and 1999 option grants and therefore may not be representative of the proforma impact in future years.

                         NORTH ARKANSAS BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999


NOTE 13: BENEFIT PLANS (CONTINUED)

EMPLOYEE STOCK OWNERSHIP PLAN
-----------------------------

     On October  31,  1997,  the  Company  established  an  internally-leveraged
Employee Stock Ownership Plan (ESOP) to provide stock awards to eligible employees of the Company. The ESOP borrowed $296,240 from the Company and purchased 29,624 shares of the common stock of the Company. The ESOP debt is secured by shares of the Company. The loan will be repaid from contributions to the ESOP as approved annually by the Company's Board of Directors. As the debt is repaid, shares are released from collateral and allocated to employees' accounts. The shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. When shares are released from collateral, the shares become outstanding for Earnings Per Share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings and may be paid directly to participants or credited to their account; dividends on unallocated ESOP shares are recorded as a reduction of the unearned ESOP shares and accrued interest. Compensation expense is recognized ratably based on the average fair value of shares committed to be released. Compensation expense attributed to the ESOP was $29,624 for the year ended June 30, 2000 and 1999. The following is a summary of ESOP shares at June 30, 2000:

             Allocated shares                           5,924
             Shares released for allocation             2,962
             Unreleased shares                         20,738
                                                     --------

             Total ESOP shares                         29,624
                                                     ========

             Fair value of unreleased shares         $155,535
                                                     ========


NOTE 14: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CASH AND CASH EQUIVALENTS
-------------------------

     For these short-term instruments, the carrying amount approximates fair value.

                         NORTH ARKANSAS BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

NOTE 14: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

                         NORTH ARKANSAS BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

NOTE 14: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

     The following table presents estimated fair values of the Company's financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, a method which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.


                                                           June 30, 2000                      June 30, 1999
                                                           -------------                      -------------
                                                    Carrying            Fair           Carrying            Fair
                                                     Amount            Value            Amount            Value
                                                     ------            -----            ------            ------
Financial assets:
   Cash and cash equivalents                        $  1,236,521     $   1,236,521     $    307,907     $     307,907
   Certificates of deposit in other financial
     institutions                                      1,198,000         1,198,000        1,698,000         1,698,000
   Investment securities                              12,741,700        12,142,461       14,042,074        13,645,433
   Interest receivable                                28,251,774        27,842,000          330,729           330,729
   Loans, net of allowance for loan losses               321,787           321,787       29,539,448        29,929,000

Financial liabilities:
   Deposits                                           30,125,720        29,776,000       34,679,628        34,600,000
   FHLB advances                                      10,158,957         9,893,000        8,089,501         7,960,000
   Interest payable                                       85,387            85,387           89,056            89,056


     The fair value of commitments to extend credit and letters of credit is not presented since management believes the fair value to be insignificant.

                         NORTH ARKANSAS BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

NOTE 15: CONVERSION FROM MUTUAL TO STOCK ORGANIZATION

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


NOTE 16: SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------


       Not applicable


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         -------------------------------------------------

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

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.
-------------------------------------------------

       (A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
            ----------------------------------------------

       (1) Financial Statements. The following financial statements are incorporated by reference from Item 7 hereof:

         Independent Accountants' Report
         Consolidated Financial Statements
                 Balance Sheets
                 Statements of Income
                 Statements of Changes in Stockholders' Equity
                 Statements of Cash Flows
                 Notes to Consolidated Financial Statements

         (2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.

No.     Description
---     -----------

 3.1     Charter of North Arkansas Bancshares, Inc.                                                 *
 3.2     Bylaws of North Arkansas Bancshares, Inc.                                                  *
 4       Form of Common Stock Certificate of North Arkansas Bancshares, Inc.                        *
10.1     North Arkansas Bancshares, Inc. 1998 Stock Option and Incentive Plan                       *+
10.2     North Arkansas Bancshares, Inc. Management Recognition Plan and
           Trust Agreement                                                                          *+
10.3     Newport Federal Savings Bank Retirement Plan for Directors                                 *+
10.4     Employment Agreement between North Arkansas Bancshares, Inc. and Brad Snider               *+
10.5     Guaranty Agreement between North Arkansas Bancshares, Inc. and Brad Snider                 *+
21       Subsidiaries of Registrant
23       Consent of Baird, Kurtz & Dobson, Certified Public Accountants
27       Financial Data Schedule (EDGAR only)

________________
(*)     Incorporated herein by reference from Registration Statement on Form SB-2 filed (File No. 333-35985).
(+)     Management contract or compensatory plan or arrangement.

         (B)  REPORTS ON FORM 8-K.  There  were no  Current  Reports on Form 8-K
              -------------------
filed by the Company during the fourth quarter of fiscal year 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NORTH ARKANSAS BANCSHARES, INC.

September 27, 2000                     By /s/ Brad Snider
                                          -------------------------------
                                          Brad Snider
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Brad Snider                                            September 27, 2000
--------------------------------------
Brad Snider
President and Chief Executive Officer
(Director and Principal Executive Officer)



/s/ O. E. Guinn, Jr.                                       September 27, 2000
--------------------------------------
O. E. Guinn, Jr.
Vice Chairman of the Board
(Director)



                                                           September __, 2000
--------------------------------------
Kaneaster Hodges, Jr.
(Director)



/s/ John Minor                                             September 27, 2000
--------------------------------------
John Minor
(Director)



/s/ J. C. McMinn                                           September 27, 2000
--------------------------------------
J. C. McMinn
(Director)