Form 10QSB
period 2000-09-30
NORTH ARKANSAS BANCSHARES INC
filed 2000-11-14
CIK 1045950

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended September 30, 2000
                                            -------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from ____________ to _______________

                           Commission File No. 0-23525
                                               -------
                         NORTH ARKANSAS BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Tennessee                                             71-0800742
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

200 Olivia Drive, Newport, Arkansas                            72112
--------------------------------------------------------------------------------
(Address of principal                                       (Zip Code)
executive office)

         Issuer's telephone number, including area code: (870) 523-3611
                                                               --------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]                                 No  [   ]

As of November 8, 2000, the latest practicable date, 299,973 shares of the registrant's common stock were issued and outstanding.

Transitional small business disclosure format (check one):

Yes  [   ]                                 No  [ X ]

                          PART I. FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements

        Consolidated Statements of Financial Condition as of
        September 30, 2000 (unaudited) and June 30, 2000 .....................3

        Consolidated  Statements  of  Operations  for the
        Three  Months  Ended September 30, 2000 and 1999 (unaudited) .........4

        Consolidated  Statements  of Cash  Flows  for the
        Three  Months  Ended September 30, 2000 and 1999 (unaudited) .........5

        Notes to Consolidated Financial Statements ...........................6


        Item 2.  Management's Discussion and Analysis or Plan of Operations ..7


                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings ...............................................10
Item 2.      Changes in Securities and Use of Proceeds .......................10
Item 3.      Defaults Upon Senior Securities .................................10
Item 4.      Submission of Matters to a Vote of Security Holders .............10
Item 5.      Other Information ...............................................10
Item 6.      Exhibits and Reports on Form 8-K ................................10


                                   SIGNATURES

                           PART I FINANCIAL STATEMENTS

                         NORTH ARKANSAS BANCSHARES, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      SEPTEMBER 30, 2000 AND JUNE 30, 2000


                                                                     September 30,      June 30,
                         Assets                                          2000            2000
                         ------                                      ------------    ------------
                                                                                      (Audited)
Cash and amount due from banks,  includes  interest  bearing deposits of $487,350 and $1,096,221 at September 30, and
    June 30, 2000, respectively                                      $    627,187    $  1,236,521
Certificates of Deposit with other financial institutions               1,098,000       1,198,000
Investment securities held-to-maturity, at cost                        12,444,395      12,741,700
Loans receivable, net                                                  28,577,189      28,251,774
Real Estate Owned                                                          26,322          26,322
Office properties and equipment, net                                    1,359,984       1,368,767
Accrued interest receivable                                               348,974         321,787
Other Assets                                                              217,328         214,230
                                                                     ------------    ------------
         Total Assets                                                $ 44,699,379    $ 45,359,101
                                                                     ============    ============


                  Liabilities and Stockholders' Equity
                  ------------------------------------

Deposits                                                             $ 29,336,150    $ 30,125,720
Federal Home Loan Bank advances                                        10,286,967      10,158,957
Other liabilities                                                         173,375         200,804
                                                                     ------------    ------------
         Total Liabilities                                             39,796,492      40,485,481
                                                                     ------------    ------------

                  Stockholders' Equity
                  --------------------

Preferred Stock, $.01 par value per share, 3,000,000
      shares authorized, no shares issued or outstanding                       --              --
Common Stock, $.01 par value per share, 9,000,000 shares
      authorized, 299,973 and 303,100 shares issued and
      outstanding at September 30, and June 30, 2000, respectively          3,000           3,031
Unearned MRP Shares                                                       (10,818)        (10,818)
Additional paid-in capital                                              2,631,373       2,656,357
Retained earnings -- substantially restricted                           2,486,700       2,432,418
Loan to employee stock ownership plan                                    (207,368)       (207,368)
                                                                     ------------    ------------
         Total Stockholders' Equity                                     4,902,887       4,873,620
                                                                     ------------    ------------

         Total Liabilities and Stockholders' Equity                  $ 44,699,379    $ 45,359,101
                                                                     ============    ============


See accompanying condensed notes to consolidated financial statements.

                         NORTH ARKANSAS BANCSHARES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                     THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                    -------------------
                                                      2000        1999
                                                    --------   --------
Interest income:
         Loans receivable                           $568,279   $570,578
         Deposits in other financial institutions     24,751     25,182
         Mortgage-backed securities                  152,760    167,894
         Investment securities                        53,423     51,533
                                                    --------   --------
                  Total interest income              799,213    815,187
                                                    --------   --------

Interest expense:
         Deposits                                    361,180    405,463
         Federal Home Loan advances                  156,882    110,698
                                                    --------   --------
                  Total interest expense             518,062    516,161
                                                    --------   --------
                  Net interest income                281,151    299,026

Provision for loan losses                                 --      5,920
                                                    --------   --------
         Net interest income after provision         281,151    293,106
                                                    --------   --------

Non-interest income - other                           44,854     35,127
                                                    --------   --------

Non-interest expenses:
         Salaries and employee benefits              107,413    110,542
         Contribution Expense--ESOP                    7,404      7,404
         Legal and professional fees                  15,084     13,004
         Data processing fees                         33,324     31,384
         Federal insurance expense                     5,498      9,968
         Furniture and equipment expense              11,261     11,873
         Occupancy expense                            19,610     21,095
         Other                                        48,829     37,424
                                                    --------   --------
                                                     248,423    242,694
                                                    --------   --------

         Net income before income taxes               77,582     85,539

Income tax expense                                    23,300     23,400
                                                    --------   --------
                  Net income                        $ 54,282   $ 62,139
                                                    ========   ========

Earnings per share
         Basic and diluted                          $   0.20    $  0.20
         Weighted average shares outstanding         278,345    307,405

See accompanying condensed notes to consolidated financial statements.

                         NORTH ARKANSAS BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Three months ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                          Three Months Ended
                                                                             September 30,
                                                                     ---------------------------
                                                                        2000            1999
                                                                     -----------    -----------
Cash Flow from operating activities:
   Net income                                                        $    54,282    $    62,139
   Adjusted to reconcile net income to net cash
     provided by operating activities:
      Depreciation and Amortization                                       15,460         15,460
      Provision for Loan Loss                                                 --          5,920
      FHLB Stock Dividends                                                (8,400)        (6,000)
      Net premium amortization on investments                              8,468          8,678
      Increase in interest receivable                                    (27,187)        (2,552)
      Increase in other assets                                            (4,340)       (86,768)
      Decrease in other liabilities                                      (27,429)       (26,810)
                                                                     -----------    -----------
         Net cash provided by (used in) operating activities              10,854        (29,933)
                                                                     -----------    -----------

Cash flows from investing activities:
   Purchase of held to maturity ("HTM") securities                            --             --
   Proceeds from maturities/principal repayments of HTM securities       297,237        442,463
   Net decrease (increase) in loans receivable                          (325,415)       439,211
   Net decrease in certificates of deposit with other
     financial institutions                                              100,000        300,000
   Purchase of office properties and equipment                            (5,434)        (4,950)
                                                                     -----------    -----------

         Net cash provided by investing activities                        66,388      1,176,724
                                                                     -----------    -----------

Cash flows from financing activities:
   Repurchase of common stock                                            (25,016)            --
   Net decrease in deposits                                             (789,570)      (233,225)
   Net (decrease) increase in Federal Home Loan Bank advances            128,010       (149,045)
                                                                     -----------    -----------
         Net cash used in financing activities                          (686,576)      (382,270)
                                                                     -----------    -----------

Net increase (decrease) in cash and amounts due from banks              (609,334)       764,521
Cash and amounts due from banks at beginning of year                   1,236,521        307,907
                                                                     -----------    -----------
Cash and amounts due from banks at end of year                       $   627,187    $ 1,072,428
                                                                     ===========    ===========

Supplemental  disclosures  of  cash  flow  information:
   Noncash  investing  and financing activities:
      Transfer from real estate acquired through foreclosure                  --             --
   Cash paid during the period:
         Interest on deposits                                            359,145        401,831
         Income taxes                                                         --             --


See accompanying condensed notes to consolidated financial statements.

                         NORTH ARKANSAS BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the three months ended September 30, 2000 and 1999


NOTE 1 - NORTH ARKANSAS BANCSHARES, INC.
----------------------------------------

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

NOTE 2 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
--------------------------------------------------------------

The accompanying unaudited financial statements (except for the statement of financial condition at June 30, 2000, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results expected for the full year.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000 filed with the Securities and Exchange Commission.

NOTE 3 - EARNINGS PER SHARE
---------------------------

Earnings per share have been calculated in accordance with Financial Accounting Standards Board Statement No.128, "Earnings Per Share," and Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." For purposes of this computation, the number of shares of common stock purchased by the employee stock ownership plan (the "ESOP") which have not been allocated to participant's accounts are not assumed to be outstanding. As of September 30, 2000, 8,886 of the 29,624 shares of common stock held by the ESOP had been allocated to participants' accounts. The weighted average number of shares used for basic and diluted earnings per share for the three months ended September 30, 2000 was 278,345 shares.

NOTE 4 - PLAN OF CONVERSION
---------------------------

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

                         NORTH ARKANSAS BANCSHARES, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND JUNE 30, 2000

     The Company's total assets at September 30, 2000 were $44.7 million, a decrease of $660,000, or 1.45%, from June 30, 2000's level of $45.4 million. The decrease in assets was due primarily to the combined effects of a $609,000 , or 49.28%, reduction in cash and due from banks, a $297,000, or 2.33%, reduction in investment securities classified as held-to-maturity and a $100,000, or 8.35%, decrease in certificates of deposit with other financial institutions. These decreases were partially offset by a $325,000, or 1.15%, increase in net loans receivable

     Net loans at September 30, 2000 amounted to $28.6 million, an increase of $325,000, or 1.15%, from $28.3 million at June 30, 2000. The increase was attributable to new loan originations during the quarter. During the three months ended September 30, 2000, the Bank originated $1.3 million in new loans consisting of $776,000 in one-to four-family mortgage loans and $549,000 in consumer loans. The decrease in the investment securities portfolio reflects maturities and principal repayments on such investments during the period. The decreases in balances of cash and of certificates of deposit with other institutions reflects the Company's decision not to renew certain certificates upon maturity due to the Company's higher than normal cash needs as a result of a decrease in deposits.

     Total deposits at September 30, 2000 were $29.3 million, a decrease of $790,000 from June 30, 2000's level of $30.1 million. The decrease was primarily attributable to a decrease in certificate of deposit accounts. Federal Home Loan Bank advances at September 30, 2000 totaled $10.3 million, up from $10.2 million at June 30, 2000. Rather than attempt to match the rates offered on certificates of deposit by some competitors, the Bank has opted to use FHLB advances as a source of short term funding. In the current interest rate environment, these advances are a lower cost source of funds than certificates of deposit. Total stockholders' equity at September 30, 2000 amounted to $4.9 million, an increase of $29,000 or 0.60% from $4.9 million at June 30, 2000. The increase during the quarter was due to the retention of earnings of $54,000 from the period partially offset by the cost of shares of the Company's common stock that were repurchased during the period. During the three months ended September 30, 2000, the Company repurchased 3,100 shares in the open market at a total cost of $25,000 which accounted for the reduction.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Net income for the three months ended September 30, 2000 was $54,000 as compared to net income of $62,000 for the three month period ended September 30, 1999, for a decrease of $8,000. The decrease was primarily attributable to a reduction in total interest income and, to a lesser extent, an increase in non-interest expenses, partially offset by an increase in non-interest income.

     Net interest income during the three months ended September 30, 2000 decreased by $18,000, or 5.98%, as compared to the same period in 1999 due mainly to a $15,000 decrease in interest income from mortgage-backed securities which reflects a decrease in the average balance of these types of investments during the current period. Also contributing to the decrease was a $2,000 increase in total interest expense from $516,000 for the quarter ended September 30, 1999 to $518,000 for the quarter ended September 30, 2000 as a decrease in interest expense from deposit accounts was more than offset by an increase in interest expense from FHLB advances. In recent months, the Bank has experienced an outflow of certificate of deposit accounts due to its decision not to attempt to match certificate rates offered by some competitors. Deposits in checking and other transactional accounts increased during the period however. Interest expense on these types of deposit accounts is lower than with certificate of deposit accounts. In addition, the Bank has replaced the certificates of deposit with FHLB advances which can be obtained on a short term basis at a lower cost than certificates.

     A provision for loan losses is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $6,000 provision for loan losses during the three months ended

September 30, 1999 and no provision during the current period. During the three months ended September 30, 2000, charge-offs totaled $2,000. While management believes that the total allowance for loans losses is adequate, there can be no assurance that the allowance for loan losses will be adequate to cover losses on nonperforming assets in the future.

     Non-interest income which consists mainly of deposit and loan fees amounted to $45,000 for the three months ended September 30, 2000 as compared to $35,000 for the three months ended September 30, 1999. The $10,000, or 27.69%, increase resulted from increased checking account fees and gain on other real estate owned.

     Total non-interest expense for the three months ended September 30, 2000 increased by $6,000, or 2.36%, to $248,000 from $243,000 for the three months ended September 30, 1999 due primarily to an $11,000 increase in other non-interest expenses, partially offset by decreases in salaries and employee benefit expenses and deposit insurance premiums. Other non-interest expenses amounted to $49,000 for the three months ended September 30, 2000 as compared to $37,000 for the three months ended September 30, 1999 with the $111,000, or 30.48%, increase attributable to approximately $13,000 in expenses related to two pieces of real estate owned. Salaries and employee benefits amounted to $107,000 for the three months ended September 30, 2000 as compared to $111,000 for the three months ended September 30, 1999 with the decline attributable to a decrease in staffing. Federal deposit insurance expense totaled $6,000 for the first quarter of fiscal year 2001, a decrease of $4,000, or 44.84%, from $10,000 for the same period in fiscal year 2000 with the decline due to the decrease in the rate of premiums paid by the Bank due to an overall decrease in rates that became effective as of January 1, 2000.

     The Company's income tax expense for the three months ended September 30, 2000 amounted to $23,000 which was comparable to the expense incurred for the same period the previous year..

LIQUIDITY AND CAPITAL RESOURCES

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio at September 30, 2000 was 4%. For the month ended September 30, 2000 the Bank was in compliance. As a result of the conversion, the Bank's liquidity has increased due to the additional funds it received. The Bank's primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, funds provided from operations and advances from the FHLB of Dallas. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. At September 30, 2000, the Bank was in compliance with all applicable regulatory capital requirements with total core and tangible capital of $4.3 million (9.70% of adjusted total assets) and total risk-based capital of $4.4 million (21.25% of risk-weighted assets).

FINANCIAL MODERNIZATION LEGISLATION.

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

                         NORTH ARKANSAS BANCSHARES, INC.

                                     PART II


ITEM 1.    LEGAL PROCEEDINGS
           -----------------
     None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
           -----------------------------------------
     Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           -------------------------------
     Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------
     None.

ITEM 5.    OTHER INFORMATION
           -----------------
     None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

     (a)      Exhibits.

              Exhibit 27     Financial Data Schedule (EDGAR only)

     (b)      Reports on Form 8-K.

              None.

                         NORTH ARKANSAS BANCSHARES, INC.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: November 14, 2000      By:/s/ Brad Snider
                                ----------------------------------
                                Brad Snider
                                President, Chief Executive Officer and Treasurer (Duly Authorized and Principal
                                Executive, Accounting and Financial Officer)